Form 10-K/A
period 2020-12-31
Aurinia Pharmaceuticals Inc.
filed 2021-04-30
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
Form 10-K/A
(Amendment No. 1)
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
250 708-4272
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the common shares held by non-affiliates of the registrant as of June 30, 2020 totaled approximately $1.31 billion based on the closing price for the registrant’s common shares on that day as reported by the Nasdaq Global Market. Such value excludes common shares held by executive officers, and directors as of June 30, 2020.
As of April 19, 2021, there were 128,120,927 of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

EXPLANATORY NOTE

The registrant is filing this Amendment No. 1 to Annual Report on Form 10-K/A, or this Amendment (also referred to herein as this report), to amend the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (Commission File Number 001-36421), or the 2020 Annual Report on Form 10-K, as filed by the registrant with the Securities and Exchange Commission, or the SEC, on February 24, 2021. The purpose of this Amendment is to include in Part III the information that was to be incorporated by reference from the proxy statement for the registrant’s 2021 Annual General and Special Meeting of Shareholders, as well as to update certain of the information included on the cover page of the 2020 Annual Report on Form 10-K and in the list of exhibits included in Item 15 and the Exhibit Index of this report. The Part III information was previously omitted from the 2020 Annual Report on Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in Items 10 through 14 of Part III of Form 10-K to be incorporated in the Form 10-K by reference from the registrant’s definitive proxy statement if such statement is filed not later than 120 days after the registrant’s fiscal year-end. The registrant is filing this Form 10-K/A to include Part III information in the 2020 Annual Report on Form 10-K because the registrant will not file a definitive proxy statement containing such information within 120 days after the end of the fiscal year covered by the 2020 Annual Report on Form 10-K. This Amendment hereby amends the cover page, Part III, Items 10 through 14, and Part IV, Item 15 of the 2020 Annual Report on Form 10-K. In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, or the Exchange Act, new certifications by the registrant’s principal executive officer and principal financial officer are filed as exhibits to this Amendment.

No attempt has been made in this Amendment to modify or update the other disclosures presented in the 2020 Annual Report on Form 10-K. This Amendment does not reflect events occurring after the filing of the 2020 Annual Report on Form 10-K (i.e., those events occurring after February 24, 2021) or modify or update those disclosures that may be affected by subsequent events. Accordingly, this Amendment should be read in conjunction with the 2020 Annual Report on Form 10-K and the registrant’s other filings with the SEC.

In this report, unless otherwise indicated or the context otherwise requires, all references to “Aurinia,” “the registrant,” “the company,” “we,” “us,” and “our” refer to Aurinia Pharmaceuticals Inc. together with its subsidiaries. The term “CAD” refers to Canadian dollars, the lawful currency of Canada, and the terms “dollar,” “U.S. dollar” or “$” refer to United States dollars, the lawful currency of the United States. All references to “shares” or "Common Shares" in this report refer to common shares of Aurinia, with no par value per share.

AURINIA PHARMACEUTICALS INC.
2020 ANNUAL REPORT ON FORM 10-K
AMENDMENT NO. 1
TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K, as filed with the SEC on February 24, 2021. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this report completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.

PART III.
Item 10. Directors, Executive Officers, and Corporate Governance
DIRECTORS OF THE COMPANY

Set forth below are the names and other information pertaining to each person nominated to the Board:

Name, Province, State and Country of Residence	Date First Elected / Appointed	Age	Present Principal Occupation	Position Held With the Company
Dr. George M. Milne, Jr. Boca Grande, Florida United States	May 8, 2017	77
Venture Partner at Radius Ventures LLC, a venture capital firm; Lead Director at Charles River Laboratories, a pre-clinical and clinical laboratory services corporation; and Director of Amylyx Pharmaceuticals, Inc., a pharmaceutical company.
				Chairman of the Board
Peter Greenleaf Bethesda, Maryland United States	April 29, 2019	51	President and Chief Executive Officer ("CEO") of the Company	Director, President and Chief Executive Officer
Dr. David R. W. Jayne Cambridge United Kingdom	May 26, 2015	64
Professor of Clinical Autoimmunity in the Department of Medicine at the University of Cambridge, UK; fellow of the Royal Colleges of Physicians of London and Edinburgh, and the Academy of Medical Science; certified nephrologist and an Honorary Consultant Physician at Addenbrooke’s Hospital, Cambridge UK; medical advisor to UK, U.S. and EU regulatory bodies, patient groups and professional organizations; elected the first President of the European Vasculitis Society in 2011; member of the ERA-EDTA immunopathology working group; co-chair of the EULAR/ERA-EDTA task force on lupus nephritis ("LN").
				Director
Joseph P. Hagan La Jolla, California United States	February 7. 2018	52	President and CEO of Regulus Therapeutics Inc., a biopharmaceutical company.	Director
Dr. Daniel G. Billen Mississauga, Ontario Canada	April 29, 2019	67	Retired, previously commercial GM/VP at Amgen Inc., a biotechnology company.	Director
R. Hector MacKay-Dunn Vancouver, British Columbia Canada	June 26, 2019	70	Senior Partner, Farris LLP.	Director

Jill Leversage Vancouver, British Columbia Canada	November 13, 2019	64	Corporate Director	Director
Timothy P. Walbert Park Ridge, Illinois United States	April 20, 2020	54
Chairman of the board, President and Chief Executive Officer of Horizon Therapeutics plc, a biopharmaceutical company, since creating the company in 2008; serves on the board of directors of several pharmaceutical and biotechnology companies and organizations.
				Director

Dr. George M. Milne, Jr., PhD, Director, Chairman of the Board

Dr. George Milne has over 30 years of experience in pharmaceutical research and product development. Dr. Milne currently serves on the boards of Amylyx Pharmaceuticals, Inc., a pharmaceutical company, and Charles River Laboratories, Inc., a laboratory services company, where he is the lead director. He retired from Pfizer Inc. in 2002 where he served as Executive Vice President of Global Research and Development and President, Worldwide Strategic and Operations Management. He joined Pfizer Inc. in 1970 and held a variety of positions conducting both chemistry and pharmacology research. Dr. Milne became director of the department of immunology and infectious diseases at Pfizer Inc. in 1981, was its executive director from 1984 to 1985, and was Vice President of research and development from 1985 to 1988. He was appointed Senior Vice President in 1988. In 1993, he was appointed President of Pfizer Central Research and a Senior Vice President of Pfizer Inc. with global responsibility for human and veterinary medicine research and development. Dr. Milne has also previously served on multiple corporate boards including Mettler-Toledo, Inc. (a manufacturer of laboratory instruments), MedImmune, Athersys, Biostorage Technologies, Aspreva and Conor Medsystems. Dr. Milne received his B.Sc. in Chemistry from Yale University and his Ph.D. in Organic Chemistry from Massachusetts Institute of Technology. Our Board believes Dr. Milne’s background, corporate pharmaceutical experience, as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies him to serve on the Board.

Peter Greenleaf, MBA, Director, President and CEO

Peter Greenleaf currently serves as the President, Chief Executive Officer and member of the Board since April 29, 2019. From March 2018 to April 2019, Peter served as the Chief Executive Officer and a member of the board of directors of Cerecor, Inc. (NASDAQ: CERC). From March 2014 to February 2018, Peter served as CEO and Chairman of Sucampo Pharmaceuticals, Inc. (NASDAQ: SCMP), a company that focused on the development and commercialization of medicines to meet major unmet medical needs of patients worldwide until it was sold in February 2018 to U.K. pharmaceutical giant Mallinckrodt plc. Peter also served as Chief Executive Officer and a member of the board of directors of Histogenics Corporation, a regenerative medicine company. From 2006 to 2013, Peter was employed by Medlmmune LLC, the global biologics arm of AstraZeneca, where he most recently served as President. From January 2010 to June 2013, Peter also served as President of Medlmmune Ventures, a wholly owned venture capital fund within the AstraZeneca Group. Prior to serving as President of Medlmmune, Peter was Senior Vice President, Commercial Operations of MedImmune, responsible for its commercial, corporate development and strategy functions. Peter has also held senior commercial roles at Centocor, Inc. (now Janssen Biotechnology, Johnson & Johnson) from 1998 to 2006, and at Boehringer Mannheim (now Roche Holdings) from 1996 to 1998. He is also currently a member of the board of directors of Antares Pharmaceuticals, Inc (NASDAQ: ATRS), and is the Chairman of the board of directors of BioDelivery Sciences International, Inc (NASDAQ: BDSI). Peter earned an MBA degree from St. Joseph’s University and a BS degree from Western Connecticut State University. Our Board believes Mr. Greenleaf’s background, role with the Company, corporate pharmaceutical experience as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies him to serve on the Board.

Dr. David R.W. Jayne, MD FRCP FRCPE FMedSci, Director

Dr. David Jayne has been a Professor of Clinical Autoimmunity in the Department of Medicine at the University of Cambridge, UK since 2013. Dr. Jayne received his MBBChir in Surgery and Medicine from Cambridge University, Cambridge, England. He received postgraduate training at several London hospitals and Harvard University. He is a fellow of the Royal College of Physicians of London and Edinburgh, and the Academy of Medical Science. He is a certified nephrologist and an Honorary Consultant Physician at Addenbrooke’s Hospital, Cambridge UK. Dr. Jayne is a medical advisor to UK, U.S. and EU regulatory bodies, patient groups and professional organizations. He has published more than 400 peer-reviewed journal articles, book chapters and reviews. He was elected the first President of the European Vasculitis Society in 2011 and is a member of the ERA-EDTA immunopathology working group and he co-chairs the EULAR/ERA-EDTA task force on lupus nephritis. Dr. Jayne’s research includes investigator-initiated international trials and the introduction of newer therapies in vasculitis and SLE with collaborators on five continents. Our Board believes Dr. Jayne’s background and medical expertise in the nephrology area, as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies him to serve on the Board.

Joseph P. "Jay" Hagan, Director, Chair of the Compensation Committee

Joseph Hagan is President, Chief Executive Officer and a member of the board of directors of Regulus Therapeutics, Inc. (NASDAQ: RGLS). Jay joined Regulus Therapeutics, Inc. in January 2016 as Chief Operating Officer, Principal Financial Officer and Principal Accounting Officer and was appointed to President and Chief Executive Officer in May 2017. Jay’s career includes roles as the Executive Vice President, Chief Financial Officer and Chief Business Officer of Orexigen Therapeutics, Inc., Managing Director of Amgen Ventures and head of corporate development for Amgen Inc. Jay has led numerous strategic and financing transactions including the acquisitions of Immunex and Tularik and the spinout of Novantrone and Relyspa, as well as many other business development efforts totaling over $15 billion in value. Before joining Amgen, Jay spent five years in the bioengineering labs at Genzyme and Advanced Tissue Sciences. Jay currently serves on the board of directors of Zosano Pharma Corporation (NASDAQ: ZSAN), a publicly traded biotechnology company. He received an MBA from Northeastern University and a BS in Physiology and Neuroscience from the University of California, San Diego. Our Board believes Mr. Hagan’s background, corporate and financial pharmaceutical experience, as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies him to serve on the Board.

Dr. Daniel G. Billen, PhD, Director

Dr. Daniel Billen has over 40 years of experience in commercialization of pharmaceutical and biotech products both in Europe and North America. He started with Janssen Pharmaceuticals in its Belgian headquarters in cardiovascular global marketing in 1979. Dr. Billen became head of marketing and sales for Janssen Pharmaceutica’s newly formed affiliate in Canada in 1983 launching multiple products into the Canadian market. In 1991, Dr. Billen moved over to Amgen Inc. to lead its Canadian operations as their first General Manager. He moved to Amgen’s headquarters in California in 2011 where he led the U.S. Commercial Operations Business Unit and later the combined Nephrology and Inflammation business unit as their VP/GM. In 2017, Dr. Billen took on the role of VP of Global Commercial initiatives with focus on the evolving US payer landscape. Dr. Billen received his PhD in chemistry from the University of Louvain in Belgium. Our Board believes Dr. Billen’s background, corporate pharmaceutical experience, as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies him to serve on the Board.

R. Hector MacKay-Dunn, J.D., Q.C., Director, Chair of the Governance & Nomination Committee

R. Hector MacKay-Dunn has over 30 years of practice experience providing legal advice to high growth public and private companies, many of which achieved valuations exceeding CAD$1 billion over a broad range of industry sectors including life sciences, health, technology (including clean tech) and mining, advising on corporate domestic and cross-border public and private securities offerings, mergers and acquisitions and international partnering and licensing transactions, and boards of directors and independent board committees on corporate governance matters. Hector is recognized by Lexpert, as being among the Top 100 Canada/U.S. Cross-Border Corporate Lawyers in Canada, named among The Leading 500 Lawyers in Canada, and by Best Lawyers as Lawyer of the Year 2020 in biotech in Canada, and among Canada’s leading lawyers in mergers & acquisitions, technology, corporate and securities. Hector received the Queen’s Counsel designation upon recommendation by the Attorney General of British Columbia for exceptional merit and contribution to the legal profession, the “AV Preeminent Legal Ability" rating from Martindale-Hubbell and is regularly recognized as a leading lawyer nationally by Chambers Canada within the Life Sciences category. Hector has served as board member or officer with Aspreva Pharmaceuticals Corporation, Arbutus Biopharma Corp., XBiotech Inc., and QLT Inc., the BC (British Columbia) Tech Association, LifeSciences British Columbia, Genome British Columbia and Tennis Canada. He is currently a member of the board of directors of Copper Fox Metals Inc. (TSXV: CUU), a company focused on copper metals. Our Board believes his background and broad legal practices as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies him to serve on the Board.

Jill Leversage, Director, Chair of the Audit Committee

Prior to Ms. Leversage’s retirement in January 2016, she was a senior investment banker with over 30 years of experience in investment banking and private equity. Jill was a Managing Director, Corporate and Investment Banking for TD Securities Inc. from May 2002 to May 2011 and Former Managing Director at Highland West Capital Ltd. from June 2013 to January 2016. She currently serves on several public and private company boards, including MAG Silver Corp. (TSX/NYSE A: MAG) (a mining company) and RE Royalties Ltd. (TSXV: RE) (a finance company specializing in renewable energy). Jill is a fellow of the Institute of Chartered Professional Accountants of British Columbia and also a Chartered Business Valuator (ret.) of the Canadian Institute of Chartered Business Valuators. Our Board believes her background, financial experience and qualifications as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies her to serve on the Board.

Timothy P. Walbert, Director

Timothy P. Walbert has been President and Chief Executive Officer of Horizon Therapeutics plc (NASDAQ: HZNP) since 2008 and has served as Chairman of its board of directors since 2010. Prior to joining Horizon, he served as President, Chief Executive Officer and Director of IDM Pharma, Inc., a public biopharmaceutical company which was acquired by Takeda in 2009. From 2006 to 2007, Mr. Walbert served as Executive Vice President, commercial operations at NeoPharm, Inc., a public biopharmaceutical company. From 2001 to 2005, he served as divisional Vice President and General Manager, immunology, where he led the global development and launch of the multi-indication biologic HUMIRA and divisional Vice President, global cardiovascular strategy at Abbott, now AbbVie. From 1998 to 2001, Mr. Walbert served as Director, CELEBREX North America and arthritis team leader, Asia Pacific, Latin America and Canada at G.D. Searle & Company, now Pfizer. From 1991 to 1998, he also held sales and marketing roles with increasing responsibility at G.D. Searle, Merck & Co., Inc. and Wyeth, now Pfizer. He serves as Chairman of the board of directors of Exicure (NASDAQ: XCUR), a public biotechnology company, Co-Chairman of the board of MATTER, a health technology incubator in Chicago, Il, and serves on the board of directors of the Illinois Biotechnology Innovation Organization, the Biotechnology Innovation Organization, World Business Chicago and the Greater Chicago Arthritis Foundation. He is a member of the Illinois Innovation Council, the National Organization for Rare Disorders Advisory Board and serves on the Board of Trustees of Muhlenberg College. Mr. Walbert received his Bachelor of Arts in Business from Muhlenberg College, in Allentown, Pennsylvania. Our Board believes Mr. Walbert’s background and corporate pharmaceutical experience as well as the variety of skills identified in the table set out below under "Skills Matrix" qualifies him to serve on the Board.

Mr. Walbert was a director of Assertio Therapeutics, Inc. (formerly named Zyla Life Sciences ("Zyla")) from March 2014 to December 2020. On October 30, 2018, Zyla, formerly named Egalet Corporation (“Egalet”), entered into an asset purchase agreement with Iroko Pharmaceuticals Inc. (“Iroko”) pursuant to which Egalet acquired certain marketed products of Iroko (collectively, the “Iroko Acquisition”). The Iroko Acquisition was effectuated pursuant to the occurrence of a joint plan of reorganization related to the voluntary petitions for reorganization under Chapter 11 of the United States Bankruptcy Code filed by Egalet and its wholly-owned subsidiaries in the United States Bankruptcy Court for the District of Delaware on October 30, 2018. On January 14, 2019, the Court entered an order confirming the joint plan of reorganization, as modified under Chapter 11 of the Bankruptcy Code. The Iroko Acquisition was consummated, and the joint plan of reorganization became effective, on January 31, 2019.

Skills Matrix
The Company’s director nominees bring a number of skills and experience to the Board. The image below gives a snapshot of the top skills of each director nominee. You can read about each nominee in the director nominee profiles above.

	Dr. George M. Milne, Jr.	Peter Greenleaf	Jill Leversage	Dr. David R.W. Jayne	Joseph P. Hagan	Dr. Daniel G. Billen	R. Hector MacKay-Dunn	Timothy P. Walbert
Management/operations	√	√	√	√	√	√		√
CEO/CFO/COO experience		√	√		√			√
Industry experience	√	√		√	√	√	√	√
Commercialization		√			√	√		√
Manufacturing/supply chain	√	√			√			√
Government relations		√				√	√	√
Finance/financial industry		√	√		√	√		√
Accounting/auditing	√	√	√		√
Risk management	√				√	√		√
Strategy development	√	√			√	√	√	√
Mergers & acquisitions	√	√	√		√	√	√	√
Legal/regulatory		√					√	√
Corporate governance	√	√	√			√	√	√
Capital markets		√	√		√		√	√
Executive compensation	√	√	√		√	√	√	√
Information technology		√						√
Research/development	√	√		√		√		√
Clinical development	√	√		√	√			√
Business development	√	√	√		√	√	√	√

CORPORATE GOVERNANCE
Committee Composition
The following table provides our current committee membership for each of the committees of our Board
.

Director	Audit	Compensation	Research	Governance and Nomination
Dr. David R.W. Jayne			X	X
Dr. George M. Milne, Jr.	X			X
Joseph P. Hagan	X	X*
Dr. Michael Hayden		X	X*
Dr. Daniel Billen			X
R. Hector MacKay-Dunn		X		X*
Jill Leversage	X*
Timothy P. Walbert		X	X
* Committee Chairperson

Other Board Membership
The following table identifies the directors and nominees for election as directors who also act as directors for other reporting issuers.

Name	Name of Issuer	Name of Exchange of Market
Peter Greenleaf	Antares Pharma, Inc. BioDelivery Sciences International, Inc.	NASDAQ:ATRS NASDAQ:BDSI
Dr. George Milne, Jr.	Charles River Laboratories International, Inc.	NYSE:CRL
Joseph P. Hagan	Zosano Pharma Corporation Regulus Therapeutics Inc.	NASDAQ:ZSAN NASDAQ:RGLS
R. Hector MacKay-Dunn	Copper Fox Metals Inc.	TSXV:CUU
Jill Leversage	Mag Silver Corp. RE Royalties Ltd.	TSX/NYSE A:MAG TSXV:RE
Timothy P. Walbert	Exicure, Inc. Horizon Therapeutics plc	NASDAQ:XCUR NASDAQ GS:HZNP
Audit Committee

Our Audit Committee consists of Jill Leversage, Joseph P. Hagan and Dr. George M. Milne, Jr. Jill Leversage serves as chairperson of the Audit Committee. All members of our Audit Committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and the Nasdaq Stock Market. Our Board has determined that Jill Leversage is an audit committee financial expert as such term is defined by the SEC rules and has the requisite financial experience as defined by the applicable Nasdaq Rules and applicable Canadian securities laws. Each of the members of our Audit Committee is “independent” as such term is defined in Rule 10A-3(b)(1) under the Exchange Act and satisfies the independent director requirements under the Nasdaq Rules.

Ethical Business Conduct

We have adopted a Corporate Code of Ethics and Conduct, (the "Code of Conduct") applicable to all of our employees, executive officers and directors. The Code of Conduct is available on our website at www.auriniapharma.com. The Code of Conduct is available on our website at http://www.auriniapharma.com under the Corporate Governance section of our Investors page. The Audit Committee is responsible for monitoring the implementation of the Code of Conduct and must approve any material changes to or waivers of the Code of Conduct regarding our directors or executive officers, and disclosures made in the Company’s annual report in such regard. In addition, we intend to post on our website all disclosures that are required by law or the listing standards of the applicable stock exchange concerning any amendments to, or waivers from, any provision of the Code of Conduct.

The Code of Conduct is part of our commitment to adhere to the highest levels of ethical, compliance and legal standards. Detailed information on other aspects of our corporate governance policies and programs are available on our website at www.auriniapharma.com. In addition to these corporate governance policies, we also maintain written policies and procedures that are established to ensure all of our interactions with health care practitioners are ethical and in line with ever evolving laws and guidance in the United States. Each of these are reviewed on a regular basis to ensure they are up to date, and all applicable members of our team are trained on them.

To help foster this culture, we have a Board that is comprised of accomplished leaders from various backgrounds and a breadth of experience in scientific and corporate matters. They set our goals and make determinations on material business initiatives and decisions, as well as set the direction for our business. They also act as an oversight function for our management team. You can see the skills that each of our directors brings earlier under the heading "Skills Matrix".

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

EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth information concerning our executive officers, including their ages, as of the date of this report.

Name of Executive Officer	Age	Position(s)
Peter Greenleaf	51	President, Chief Executive Officer and Director
Joe Miller	47	Chief Financial Officer
Massimiliano ("Max") Colao	56	Chief Commercial Officer
Matthew ("Max") Donley	52	Executive Vice President, Operations and Strategy
Robert Huizinga, PhD RN, CNeph(C)	56	Executive Vice President, Research
Michael Martin	49	Chief Business Officer
Stephen P. Robertson	39	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Neil Solomons, M.D.	53	Chief Medical Officer

The brief biographies below include information, as of the date of this report, regarding the specific and particular experience, qualifications, attributes or skills of each executive officer of our Company.

Peter Greenleaf, MBA, Chief Executive Officer

Refer above to the director biographies section for Peter Greenleaf's biography.

Joe Miller, Chief Financial Officer

Joe Miller has served as Chief Financial Officer of the Company since April 27, 2020. Joe is responsible for developing and leading the Company’s financial operations. Joe has over two decades of experience as a senior executive managing financial operations and supporting enterprise growth in companies across the health sciences, biotech and pharmaceutical sectors. Most recently, he served as Chief Financial Officer, Principal Executive Officer, and Corporate Secretary at Cerecor, Inc from July 2018 to April 2020. At Cerecor, he completed the acquisition of Ichorion Therapeutics, Inc., the purchase of Aevi Genomic Medicine, and facilitated a strategic transformation of the organization by leading the divestiture of the company’s commercial portfolio in a transaction with Aytu BioScience, Inc. in 2019. Joe currently serves as a director on Cerecor’s board. Prior to Cerecor, Joe was the Vice President of Finance at Sucampo Pharmaceuticals, Inc. from October 2015 to April 2018, where he was responsible for building out the finance organization to effectively support the company’s rapid growth, ultimately leading to the $1.2B merger with Mallinckrodt in early 2018 to U.K. pharmaceutical giant Mallinckrodt PLC. Prior to Sucampo Pharmaceuticals, Inc. he served in various progressive finance and management roles at QIAGEN, Eppendorf and KPMG LLP. Joe received his B.S. in accounting from Villanova University and is a Certified Public Accountant.

Massimiliano ("Max") Colao, Chief Commercial Officer

Max Colao has served as Chief Commercial Officer of the Company since February 2020. Mr. Colao has nearly 30 years of commercial operations experience. Mr. Colao led U.S. commercial operations at Alexion Pharmaceuticals Inc. from May 2014 to May 2018 and launched multiple rare disease therapies. Prior to joining Alexion, Max spent nearly 20 years at Amgen Inc., holding roles of increasing responsibility on various marketing and sales teams, most notably leading U.S. launches, commercialization, and pricing strategy in the areas of rheumatology, dermatology, and autoimmune disorders for Enbrel®, Prolia®, and Nplate®. Most recently, he was Chief Commercial Officer and Head of Business Development at Abeona Therapeutics Inc. from June 2018 to February 2020, where he led the company’s commercialization and business development efforts of autologous cell therapy and AAV9-based gene therapy for rare diseases. Max received his B.S. in applied mathematics and economics from the University of California, Los Angeles and his MBA from the University of Southern California.

Matthew ("Max") Donley, MBA, Executive Vice President, Operations and Strategy

Max Donley has served as Executive Vice President, Operations and Strategy of the Company since July 2019. He most recently led Human Resources, Information Technology and Facilities at Senseonics from December 2018 to May 2019. Prior to that, Max was Executive Vice President of Global Human Resources, Information Technology, and Corporate Strategy at

Sucampo Pharmaceuticals until its acquisition in February 2018 to U.K. pharmaceutical company Mallinckrodt PLC. Max also served as Executive Vice President, Human Resources and Corporate Affairs at MedImmune from July 2000 to May 2013 where he provided business-integrated leadership and delivered professional tools, programs and services to optimize MedImmune’s human capital investments worldwide. Max received his B.A. from University of Michigan and his M.B.A from George Mason University.

Michael R. Martin, Chief Business Officer

Michael Martin has served as Chief Business Officer of the Company since June 2020, previously Chief Operating Officer since September 2013. In this role he oversees all Business Development, Licensing and Partner Management activities along with overall management of the Company's intellectual property portfolio. He was formerly CEO, director and co-founder of the privately held Aurinia Pharmaceuticals Inc. starting in May 2012, which merged in 2013 with the former Isotechnika Pharma Inc. Michael is a biotech/pharmaceutical executive with over 20 years of industry experience. Michael joined Aurinia from Vifor Pharma where he held the position of Director, Global Business Development & Licensing from September 2006 to June 2012. Prior to Vifor, Michael was a key member of the business development team that saw Aspreva sold to Galenica for $915M in 2007. Upon joining Aspreva in 2004, Michael initiated the strategic launch planning process for CellCept® in “less-common” autoimmune diseases. These included such indications as pemphigus vulgaris, myasthenia gravis, and LN. Prior to this, Michael held a variety of progressively senior commercial positions at Schering-Plough (now Merck). Most recently, he was responsible for the Rheumatology business unit for Remicade® in France. In this role, he had full profit and loss responsibilities and had direct responsibility for the sales team, the marketing team and the infusion access team. In addition, while at Schering-Plough, Michael was the brand manager responsible for the Canadian launch of Remicade (infliximab), which ultimately became the most successful product launch in Canadian history and the largest selling biologic ever. Michael started his career in the industry in the sales organization of Schering-Plough where he received multiple awards and recognition while rapidly progressing towards the prior mentioned roles. Michael received his B.Sc. (Biochemistry) from the University of Victoria.

Robert B. Huizinga, PhD RN, CNeph(C), Executive Vice President, Research

Robert Huizinga has served as Executive Vice President, Research of the Company since June 2020. Mr. Huizinga has more than 25 years of clinical research experience. He has managed the global clinical development of voclosporin since 2002 when he was with the Company prior to its merger with Aurinia Pharma Corp. (a private company predecessor to the Company) in September 2013. Before joining the Company, Rob was an Investigator in nephrology and transplantation clinical trials where he was involved in more than 60 clinical trials from Phase 1 through Phase 4 and the successful development of numerous compounds including CellCept®, Neoral®, Prograf®, Aranesp® and Simulect®. He has acted as a consultant to nephrology and transplantation pharmaceutical companies, has lectured extensively and is recognized as an expert in immunosuppression drug development. Rob has numerous articles published in leading medical journals, including the Lancet, Kidney International and the American Journal of Transplantation. He is a member of many professional societies related to nephrology, transplantation, and nursing, has served on many nephrology and transplantation committees and is the founder of RenalPro, a moderated forum for renal professionals. Rob has a PhD (Organizational Leadership) from Regent University, is a Registered Nurse in British Columbia, holds his certification in Nephrology, a M.Sc. in Medicine (Epidemiology) from the University of Alberta, and a member of Sigma Theta Tau (Honor Society of Nursing).

Stephen Robertson, Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer

Stephen Robertson has served as Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer of the Company since November 2020. Stephen is responsible for all legal matters related to Aurinia, its investigational drug voclosporin and potential future in-licensing and out-licensing agreements. Stephen brings more than 13 years of corporate law experience across various roles with the law firm Borden Ladner Gervais LLP, where he had been a Partner since 2014. He has focused on advising clients on securities, corporate and commercial legal matters, including extensive experience with mergers and acquisitions and commercial agreements. Stephen has served as Corporate Secretary for Aurinia since 2014. Stephen received his Bachelor of Laws degree from the University of Manitoba. He has been recognized with a number of awards and honors, including being included in the 2020 edition of the Best Lawyers in Canada for Securities Law.

Neil Solomons, MD, Chief Medical Officer

Dr. Neil Solomons has served as Chief Medical Officer of the Company since September 2013. Dr. Solomons co-founded privately-held Aurinia Pharmaceuticals in 2012. He is an experienced pharmaceutical physician with over 20 years of clinical development and medical affairs experience in both large pharma and biotech. He is a recognized expert in rare-disease drug development and is widely published in this field. Neil joined Aurinia from Vifor Pharma, formerly Aspreva Pharmaceuticals (Nasdaq:ASPV) where he held the position of Vice President, Research and Development from January 2008 to May 2013, being the lead clinician in the development of CellCept® in rare diseases. Neil led the CellCept® Clinical Development teams of over 50 people that saw the completion, reporting, and publication of studies in pemphigus vulgaris and myasthenia gravis (both industry firsts), and the successful landmark LN study called ALMS. He was responsible for all clinical development activities from Phases 1 to 3, as well as participating in the formulation of R&D strategy, portfolio management, and due diligence efforts. Prior to Vifor & Aspreva, Neil held a variety of positions at Roche in both Global Clinical Development and Medical Affairs in transplantation, virology, and auto-immune diseases. While at Roche, Dr. Solomons led a diverse team in the development and implementation of post-marketing studies for its transplantation (CellCept® and Zenapax®) and virology (Cytovene®) franchises. Neil qualified in medicine in 1991 receiving his MB BS (MD) at Guys Hospital Medical School, London. He subsequently worked as a physician in London UK, completing specialist training in anesthesia and intensive care. His research interests included sepsis and chronic pain.

Item 11. Executive Compensation
COMPENSATION COMMITTEE REPORT

The Compensation Committee has reviewed and discussed with management the Compensation Discussion and Analysis (“CD&A”) contained in this report. Based on this review and discussion, the Compensation Committee has recommended to the Board that the CD&A be included in this report.

Joseph P. Hagan, Chair
Dr. Michael Hayden
R. Hector MacKay-Dunn
Timothy P. Walbert

EXECUTIVE COMPENSATION
Overview

This Compensation Discussion and Analysis discusses our executive compensation policies and how and why our Compensation Committee arrived at specific compensation decisions for the year ended December 31, 2020. It provides qualitative information on the factors relevant to these decisions and the manner in which compensation is awarded to our NEOs for the fiscal year ended December 31, 2020, which consist of our principal executive officer, our principal financial officer and former principal financial officer during the year ended December 31, 2020, and our three other most highly compensated executive officers as of December 31, 2020. Our NEOs for 2020 were:

Name	Position(s)
Peter Greenleaf	Chief Executive Officer and Director
Joe Miller	Chief Financial Officer
Dennis Bourgeault	Former Chief Financial Officer
Max Colao	Chief Commercial Officer
Max Donley	Executive Vice President, Operations and Strategy
Stephen Robertson	Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
Information about the compensation awarded to the NEOs can be found in the "Summary Compensation Table" and related compensation tables below.
Executive Summary
The important features of our executive compensation program include the following:
•A substantial portion of executive pay is tied to performance. We structure a significant portion of our NEOs’ compensation to be variable, at risk and tied directly to our measurable performance.
•Our executive bonuses are dependent on the Company and the officer achieving annually determined goals and objectives. Our annual performance-based bonus opportunities for all of our NEOs are determined by the Compensation Committee in its sole discretion based upon the Company’s and the officer’s achievement of goals and objectives determined on an annual basis by our Board of Directors on the recommendation of the Compensation Committee.
•We emphasize long-term equity incentives. Equity awards are an integral part of our executive compensation program and comprise the primary “at-risk” portion of our NEOs compensation package. For example, during 2020, we granted our executive officers options to purchase our common shares and performance awards (PAs). These awards strongly align our executive officers’ interests with those of our shareholders by providing a continuing financial incentive to maximize long-term value for our shareholders and by encouraging our executive officers to remain in our long-term employ.

•We do not provide our executive officers with any excise tax gross ups.
•We generally do not provide executive fringe benefits or perquisites to our executives, such as car allowances.
•Our Compensation Committee has retained an independent third-party compensation consultant for guidance in making compensation decisions. The compensation consultant advises the Compensation Committee on market practices, including identifying a peer group of companies and their compensation practices, so that our Compensation Committee can regularly assess the Company’s individual and total compensation programs against these peer companies, the general marketplace and other industry data points.
Objectives, Philosophy and Elements of Executive Compensation
The Company’s executive compensation program and strategy is designed to:
•assist the Company in attracting and retaining talented executives;
•provide a strong incentive for executives and key employees to work toward achievement of the Company’s goals and strategic objectives;
•align management’s interests with those of our shareholders and other stakeholders;
•motivate executives towards the enhancement of long-term shareholder value; and
•be competitive with other companies of similar size and business.
To further these objectives, the Compensation Committee designs pay and performance programs that reflect the level of job responsibility with specific considerations while aligning the Company’s compensation programs with those of pharmaceutical companies of similar size and clinical stage. It also aligns the annual cash incentive (bonus) program to the achievement of objectives that will drive future success and enhance shareholder value by linking a significant portion of the bonus program to overall corporate performance and attainment of specific value enhancing goals and milestones. The Compensation Committee assesses the performance of the Company’s CEO in accordance with these objectives and makes recommendations to the Board, and the Board approves all decisions regarding his compensation.
Annually, specific and measurable performance objectives are defined for each executive officer.
For 2020, the objectives, against which the executive officers were evaluated, included clinical and regulatory objectives and milestones, financing to support launch and commercialization, and pre-commercial and business development targets.
The Company’s compensation program and strategy for its executive officers consists primarily of three main elements: base salary, an annual cash incentive (bonus), and equity-based compensation consisting of the grants of stock options and PAs.

Element of Compensation	Objectives	Key Features
Base Salary (fixed cash)
Provides a base compensation that reflects the executive’s experience and responsibilities, and which is competitive with salaries of executives with similar responsibilities and experience at comparable companies.

•Reviewed annually
•Determined based on a number of factors (including individual performance and the overall performance of our Company) and by reference, in part, to market data provided by our independent compensation consultant.

Performance Bonus (at-risk cash)	Motivates executive officers to work toward achievement of the Company’s goals and strategic objectives. Underscores pay for performance philosophy.
•Reviewed annually
•Target bonus amounts are determined based on a combination of internal equity and external market competitiveness.
•Bonus payouts are dependent upon achievement of specific corporate performance objectives consistent with our long-term strategic plan and individual performance objectives.

Long-Term Incentive (at-risk equity)	Aligns the compensation of the CEO, other executive officers and key employees with the long-term interests of the shareholders and rewards the achievement of the long-term strategic goals and objectives of the Company. Underscores pay for performance philosophy. Attracts highly qualified executives and encourages their continued employment over the long-term.
•Reviewed annually
•Equity awarded by the Compensation Committee (other than to the CEO, which are awarded by the Board, on recommendation from the Compensation Committee).
•Individual awards are determined based on a number of factors, to include internal equity and external market competitiveness, individual and/or company performance, input from independent executive compensation consultant, contractual requirements and/or other inputs considered.

We focus on providing a competitive compensation package to our executive officers which provides significant short and long-term incentives for the achievement of measurable Company and executive officer goals and objectives. We believe that this approach provides an appropriate blend of short-term and long-term incentives to maximize shareholder value.
We do not have any formal policies for allocating compensation among salary, performance bonus awards and equity grants, short-term and long-term compensation or among cash and non-cash compensation. Instead, the Compensation Committee uses its judgment to establish a total compensation program for each named executive officer that is a mix of current, short-term and long-term incentive compensation, and cash and non-cash compensation, that it believes appropriate to achieve the goals of our executive compensation program and our corporate objectives. However, historically we have structured a significant portion of the named executive officers’ total target compensation so that it is comprised of performance-based bonus opportunities and long-term equity awards, in order to align the executive officers’ incentives with the interests of our shareholders and our corporate goals.
2020 Say-on-Pay Results

We submitted our approach to compensation to an advisory say on pay vote at our annual general shareholder meeting in 2020. Of the common shares voted at that meeting, 98.5% of shareholders voted in favor of the approach to compensation detailed in the proxy statement for that meeting. While the vote was advisory and non-binding, our Board and Compensation Committee appreciated the strong show of support from our shareholders to our approach to executive compensation.
How We Determine Executive Compensation
Role of our Compensation Committee, Management and the Board
The Compensation Committee is appointed by the Board and has responsibilities related to the compensation of the Company’s directors, officers, and employees and the development and administration of the Company’s compensation plans. For details on the Compensation Committee’s oversight of the executive compensation program, see the section titled “Compensation Committee” of this report. Our Compensation Committee consists solely of independent members of the Board.
The Compensation Committee meets periodically throughout the year to manage and evaluate our executive compensation program, and generally determines the principal components of compensation (base salary, performance bonus and equity awards) for our executive officers on an annual basis; however, decisions may occur at other times for new hires, promotions or other special circumstances as our Compensation Committee determines appropriate. The Compensation Committee does not delegate authority to approve executive officer compensation. The Compensation Committee does not maintain a formal policy regarding the timing of equity awards to our executive officers.

Role of Executive Officers in Compensation Decisions
The Compensation Committee assesses the performance of the Company’s CEO and makes recommendations to the Board, and the Board approves all decisions regarding the CEO's compensation. The Compensation Committee consults with and receives input and recommendations from the CEO regarding the performance, assessment and compensation of all the other executive officers and determines the compensation of such executives. From time to time, various other members of management and other employees as well as outside advisors or consultants may be invited by the Compensation Committee to make presentations, provide financial or other background information or advice or otherwise participate in the Compensation Committee meetings. Although the Compensation Committee generally considers recommendations from the CEO, decisions regarding the compensation of the Company’s executive officers are made by the Compensation Committee and may reflect factors and consideration other than information and recommendations provided by the CEO.
Role of Compensation Consultant
The Compensation Committee has the sole authority to retain compensation consultants to assist in its evaluation of executive compensation, including the authority to approve the consultant’s reasonable fees and other retention terms. The Compensation Committee has retained Willis Towers Watson US LLC ("WTW") as its compensation consultant. A representative of WTW generally attends meetings of the Compensation Committee. In addition, WTW supports the selection of companies included in our compensation peer group, provides competitive market assessments of the compensation of our executive officers and non-employee director compensation programs, reviews the CD&A section of our proxy statements, and provides support on other matters as requested by the Compensation Committee.
The Compensation Committee has analyzed whether the work of WTW as compensation consultant raises any conflict of interest, taking into account relevant factors in accordance with SEC guidelines. Based on its analysis, our Compensation Committee determined that the work of WTW and the individual compensation advisors employed by WTW does not create any conflict of interest pursuant to the SEC rules and Nasdaq listing standards.
Factors Used in Determining Executive Compensation
Our Compensation Committee sets the compensation of our executive officers at levels they determine to be competitive and appropriate for each NEO, using their professional experience and judgment. Pay decisions are not made by use of a formulaic approach or benchmark; the Compensation Committee believes that executive pay decisions require consideration of a multitude of relevant factors which may vary from year to year. In making executive compensation decisions, the Compensation Committee generally takes into consideration the factors listed below.
•Company performance and existing business needs;
•Each named executive officer’s individual performance, scope of job function and the critical skill set of the named executive officer to the company’s future performance;

•The need to attract new talent to our executive team and retain existing talent in a highly competitive industry;
•A range of market data reference points, as described above under “Use of Competitive Market Compensation Data”; and
•Recommendations from consultants on compensation policy determinations for the executive officer group.
Setting Executive Compensation
Performance goals are determined early in the year for each executive officer and relate to milestones and/or achievements, which aim to facilitate the Company’s overall goals and objectives. These performance goals are assessed by the Compensation Committee. The Board makes the final determination in respect of setting the Company’s goals each year, based on the recommendation of the Compensation Committee. These objectives can be altered at the discretion of the Board if appropriate due to changes in business factors or conditions.
The Company annually determines the corporate objectives for purposes of the annual cash incentive bonus program. Following the end of the year, the Compensation Committee assesses the achievement of such objectives with input from the CEO and based on such assessment, determines an aggregate cash incentive bonus for each executive officer. The Compensation Committee approves the cash incentive bonus for the Company’s executive officers (other than the CEO), and recommends the cash incentive bonus for the CEO to the Board for approval.
The awarding of equity-based compensation is subject to the judgment of the Compensation Committee and Board, exercised annually based on the consideration of a variety of factors, and is not subject to any minimum amount.
As part of its review of management compensation and incentive programs, the Compensation Committee retains external independent consultants to review and provide benchmark data of a comparable group of companies. The Compensation Committee believes that it is important when making its compensation decisions to be informed as to the current practices of comparable public companies with which we compete for top talent.
During 2020, the Compensation Committee engaged WTW to assist in updating the benchmarking data and provide advice on the total direct compensation (base salary, annual short and long-term incentives) for the NEOs (and the Company’s other officers) for the 2020 fiscal year. The Compensation Committee must pre-approve any additional services that WTW would provide to the Company at the request of management of the Company.
As part of its 2020 benchmarking and review process, WTW (in consultation with the Compensation Committee) developed a 2020 comparator group, comprising 19 Canadian and U.S.-listed companies (the "2020 Peer Group"). The 2020 Peer Group includes multiple entities from the peer group selected for the 2019 compensation review but has removed and added various entities that are more comparable to the Company's size and status of operations. Selection for the 2020 Peer Group included industry classification, revenue, market capitalization, trailing 12-month market capitalization, employee base, research and development expenses, and business focus. The Company’s market capitalization at the time fell into the middle of the market cap range. The equity data used by WTW was obtained from public proxy filings and Radford’s 2019 Global Life Sciences survey (mid-size public company data used for equity benchmarking). The 2020 Peer Group consisted of the following 19 public companies:

Aimmune Therapeutics, Inc.	Akebia Therapeutics, Inc.	Apellis Pharmaceuticals, Inc.
Chemocentryx, Inc.	Epizyme, Inc.	Halozyme Therapeutics, Inc.
Insmed Incorporated	Karyopharm Therapeutics Inc.	Knight Therapeutics Inc.
MacroGenics, Inc.	Nektar Therapeutics	Reata Pharmaceuticals, Inc.
Regenxbio Inc.	Revance Therapeutics, Inc.	Sorrento Therapeutics, Inc.
TG Therapeutics, Inc.	Viela Bios, Inc.	Xencor, Inc.
Zymeworks Inc.
WTW provided the Compensation Committee with its assessment of competitive market practice with respect to NEO total direct compensation based on the benchmarking work it performed. The Compensation Committee considered the competitive market data provided by WTW where appropriate and in conjunction with its own assessment of competitive compensation requirements as well as management recommendations.

The elements of compensation are targeted at ensuring that the compensation paid by the Company to its executive officers remains in a reasonably competitive range as compared to its comparator group. The compensation philosophy at a minimum is to focus on 50th percentile positioning for comparable roles in the comparator group with upside or downside based on performance, market demand and recognition of other inputs.
As a supplement to the peer group research completed in 2020, the Compensation Committee also requested specific compensation data when finalizing pay for our Chief Financial Officer, Chief Commercial Officer and Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer, each of whom was hired during 2020. External market data was gathered in a manner consistent with the benchmarking and review process described above.
Max Colao, Joe Miller and Stephen Robertson were hired in 2020 and as such, their compensation was based on different factors than the other NEOs.
The determination of Max, Joe and Stephen's base salaries were the result of negotiations between the Company and such executive officer and based on a number of factors including their existing salary at their respective prior places of employment, review of salaries against the comparator group and compensation of other executive officers. Their potential annual bonus is identical to the annual bonus potential of the Company's other executive officers. As part of their hiring process, each was granted initial incentive option grants. It is anticipated that future awards granted to these individuals will be more in line with annual grants made by the Company.
2020 Executive Compensation Program
Base Salary
The base salaries of our executive officers are designed to compensate them for day-to-day services rendered during the fiscal year. Appropriate base salaries are used to recognize the experience, skills, knowledge and responsibilities required of each executive officer and to allow us to attract and retain individuals capable of leading us to achieve our business goals in competitive market conditions.
The base salaries of our executive officers are reviewed at least annually by our Compensation Committee and adjustments are made to reflect Company and individual performance, as well as competitive market practices. Our Compensation Committee also takes into account subjective performance criteria, such as an executive officer’s ability to lead, organize and motivate others, develop the skills necessary to mature with us, set realistic goals to be achieved in his or her respective area, and recognize and pursue new business opportunities that enhance our growth and success. Our Compensation Committee does not apply specific formulas to determine increases, but instead makes an evaluation of each executive officer’s contribution to our long-term success. Annual adjustments to base salaries are effective as of January 1 of each year, with mid-year adjustments to base salaries made under special circumstances, such as promotions or increased responsibilities, or to align certain base salaries with those of individuals in comparable positions at the companies in our compensation peer group.

The 2020 and 2021 base salaries for our executive officers were as follows:

Executive	2020 Base Salary	Percentage Increase in Base Salary from December 2019	2021 Base Salary	Percentage Increase in Base Salary from December 2020
Peter Greenleaf	$673,400	3.6%	$723,905	7.5%
Joe Miller(2)	$410,000	—	$437,675	6.8%
Dennis Bourgeault(1)	$291,759	3.1%	$—	—%
Max Colao(2)	$425,000	—	$459,000	8.0%
Max Donley	$383,320	3.6%	$448,986	17.1%
Stephen Robertson(2)(3)	$425,000	—	$446,453	5.0%
(1)Dennis Bourgeault's full year salary was translated from Canadian dollars to U.S. Dollars using the 2020 year end foreign exchange rate from the Bank of Canada.
(2)The salaries listed for Joe Miller, Max Colao and Stephen Robertson represent their full year salary per their employment agreement, and do not reflect actual salaries earned in 2020.

(3)Stephen Robertson's 2021 salary was translated from Canadian dollars to U.S. Dollars using the 2020 year end foreign exchange rate from the Bank of Canada.
Annual Performance Bonus
Our NEOs are eligible to receive performance-based cash bonuses, which are designed to provide appropriate incentives to our executive officers to achieve defined annual corporate goals and to reward them for individual performance towards these goals. The annual performance-based bonus each current named executive officer is eligible to receive is generally based on the extent to which we achieve the corporate goals and objectives that the Board, on recommendation of the Compensation Committee, establishes each year. At the end of the year, the Compensation Committee reviews our performance and recommends to the Board the extent to which we achieved each of these corporate goals. The Board determines the final extent to which we achieved each of these corporate goals. Generally, the Compensation Committee will assess each named executive officer’s individual contributions towards reaching our annual corporate goals and objectives but does not typically establish specific individual goals for our named executive officers. Individual goals for all of our named executive officers (except our CEO) are determined by the CEO. There are no individual goals for the CEO, as his goals are based on the overall corporate goals. For the other NEOs, the weighting for corporate goals is 75% and personal goals is 25% (as determined by the Compensation Committee in March 2020).
The table below sets forth the targets for our NEOs for 2020, as provided for in their respective employment agreements. The target percentage is paid as a percentage of such executive officer’s base salary. In February 2021, the Compensation Committee approved an adjustment to the target percentage of the Company's executive officers (other than Peter Greenleaf) from 40% to 50%, which is reflected in the table below.

Executive Officer	2020 Target Percentage of Base Salary	2021 Target Percentage of Base Salary
Peter Greenleaf	70%	70%
Joe Miller	40%	50%
Dennis Bourgeault(1)	—%	—%
Max Colao	40%	50%
Max Donley	40%	50%
Stephen Robertson	40%	50%

(1) Dennis Bourgeault retired on April 27, 2020 and as a result, was not eligible for a 2020 annual performance bonus.
In the first quarter of 2020, the Board, on recommendation of the Compensation Committee, established the corporate goals described below. Our objective is for our corporate goals to be directly aligned with our specific strategic goals, including advancing our development programs, our research function, our clinical activities, commercialization activities and certain corporate and financial goals, which we believe will create long-term value for shareholders. The maximum possible corporate achievement for 2020 was 200% of our 2020 corporate goals. In January 2021, the Board and the Compensation Committee evaluated the accomplishments and performance of the Company against such corporate goals. After its consideration of the Company’s performance, as more specifically described below, the Compensation Committee rated our 2020 corporate achievement at 150%.

Corporate Goal – Core	Weighting	Corporate Achievement
Deliver pipeline - successfully navigate FDA process and drive additional LN research	55%	Exceeded
Evolve Aurinia organization - out license another territory, hire key personnel, launch brand strategy and build out commercial infrastructure	30%	Exceeded
Deliver financials and diversify pipeline	15%	Exceeded

In December 2020, after making these determinations regarding level of corporate performance achieved against the pre-established performance goals, the Compensation Committee (for NEOs other than the CEO) and the Board (for the CEO and without the CEO being present for deliberations and approval) reviewed and approved corporate cash incentives as set forth in the table below. The Compensation Committee and the Board may, in their sole discretion, eliminate any individual cash incentive or reduce or increase the amount of compensation payable with respect to any individual cash incentive.

	2020 Target Annual Cash Incentive		2020 Actual Annual Cash Incentive Paid
Named Executive Officer	% of Base Salary	$	% of Target Annual Cash Incentive	$
Peter Greenleaf	70%	$471,380	150%	$707,070
Joe Miller (1)	40%	111,818	150%	230,625
Dennis Bourgeault (2)	40%	116,704	—%	—
Max Colao (3)	40%	141,667	150%	265,625
Max Donley	40%	153,328	150%	239,575
Stephen Robertson (4)	40%	$28,832	150%	$118,933

(1)Joe Miller's cash incentive paid was pro-rated based on tenure with the Company, which was increased from 68% to 90% of total target based on a resolution by the Compensation Committee in December 2020.
(2)Dennis Bourgeault's cash incentive was translated to USD from CAD using the year end exchange rate from Bank of Canada. He did not receive any payout in 2020 due to retirement in April 27, 2020.
(3)Max Colao's cash incentive paid was pro-rated based on tenure with the Company, which was increased to 100% of total based on a resolution by the Compensation Committee in December 2020.
(4)Stephen Robertson's cash incentive paid was pro-rated based on tenure with the Company, which was increased from 18% to 50% of total target based on a resolution by the Compensation Committee in December 2020.
Long-term Incentive Grants

In 2020, the Compensation Committee approved the following grants of options to purchase our common shares and PAs to our NEOs.

Executive	Share Option Grant (# shares)(1)(6)	Performance Awards (# shares) (7)
Peter Greenleaf	1,229,800	141,500
Joe Miller(2)	453,050	42,500
Dennis Bourgeault	69,700	—
Max Colao(3)	672,637	42,500
Max Donley(4)	363,452	42,500
Stephen Robertson(5)	443,408	42,500

(1)All options granted in 2020 (with the exception of Max Donley's January 28, 2020 grant, which are described in footnote 4 below) vest with respect to 33.33% of the shares underlying the options on the one-year anniversary of the vesting commencement date, with the balance vesting in equal monthly installments thereafter over the next two years.
(2)Joe Miller's 2020 grants included a one-time new hire grant of 132,440 on April 28, 2020 and a supplemental new hire grant of 50,000 on May 21, 2020.
(3)Max Colao's 2020 grants included a one-time new hire grant of 336,057 on March 10, 2020.
(4)The options granted to Max Donley with respect to the January 28, 2020 grant vest in equal monthly installments over the next three years.
(5)Stephen Robertson's 2020 grants included a one-time new hire grant of 298,924 on November 16, 2020.
(6)The option grants in early 2020 for Peter Greenleaf (412,776 on February 5, 2020) and Max Donley (126,500 on January 28, 2020) were awarded for 2019 performance. The option grants in late 2020 for all NEOs were awarded for 2020 performance. There have been no additional grants for 2020 performance awarded in 2021.

(7)The performance conditions for the PAs granted to the officers of the company did not have performance metrics pertaining to the 2020 financial year. Performance conditions for the PAs relate to revenue, covered commercial lives, new patients, and revenue generating patient figures for 2021.
The annual equity grants to our named executive officers are evaluated and approved by the Compensation Committee in the context of each named executive officer’s total compensation and take into account the market data provided by compensation consultants in addition to the individual officer’s responsibilities and performance. The Compensation Committee also takes into account the recommendations of the Chief Executive Officer with respect to appropriate grants and any particular individual circumstances.
Other Features of Our Executive Compensation Program
Agreements with Our Named Executive Officers
We have entered into written employment agreements with each of our NEOs. Each of these employment agreements sets forth the initial compensation arrangements for the NEO, including an initial base salary, an annual cash opportunity, and an equity award recommendation. These agreements and the proprietary information and invention assignment agreements each NEO executes upon commencing employment at the Company also set forth the rights and responsibilities of each party and include, among other rights and responsibilities, the prohibition on the executive officer from engaging directly or indirectly in competition with us, soliciting any of our employees, or disclosing our confidential information.
Below are descriptions of our employment agreements with our NEOs including a discussion of the severance payments and other benefits to be provided in connection with an involuntary termination of employment, and a change in control of the Company under the arrangements with our NEOs.
Peter Greenleaf, President and CEO
On April 11, 2019, Peter Greenleaf entered into an employment agreement with the Company for the position of President and CEO commencing on April 29, 2019. The agreement provides that he devote his sole skill and efforts to discharging his duties to the Company on a full-time and exclusive basis and that he will serve as a member of the Board. In addition to his base salary of $650,000, he received a signing bonus of $250,000 conditional upon his remaining employed by the Company for a period of 12 months from April 29, 2019. He is eligible to receive a performance bonus with a target payment of 70% of his base salary if the Board, on the recommendation of the Compensation Committee, in its sole discretion, determines that the Company’s performance had met certain short-term and long-term business performance objectives established from time to time by the Board, on the recommendation of the Compensation Committee, subject to any rules the Company may develop regarding the bonus scheme. In addition, he is entitled to participate in the Company’s benefit program and to vacation of 30 business days per year. The base salary is reviewed annually by the Board, on the recommendation of the Compensation Committee.
Peter Greenleaf’s base salary was approved by the Board based on the recommendation of the Compensation Committee at the time. In determining recommendations for his total compensation as the new CEO, the Compensation Committee considered his experience and expertise, the needs of the Company, the compensation of the previous CEO, and CEO compensation with pharmaceutical companies of a similar size and nature.
Pursuant to Peter Greenleaf’s employment agreement, as modified by resolution of the Board, termination and change of control benefits are as follows:
1.In the event that Peter Greenleaf’s employment is terminated by the Company without cause, he is entitled to receive continuing payments of severance pay for a period of 18 months equal to his then current base salary, plus such other sums, if granted, pursuant to the performance bonus section of the employment agreement. In addition, to the extent permitted by law and subject to the terms and conditions of any benefit plans in effect from time to time, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement for the duration of the severance period. Any options forming part of the initial option grant that are unvested as of the termination date, but would have vested during the severance period, would immediately vest upon termination.
2.In the event that Peter Greenleaf’s employment is terminated by the Company without cause or by the executive for "good reason" within 12 months following a change in control of the Company, he is entitled to receive a lump sum payment equal to 24 months of his then current base salary, and if awarded and payable, the target bonus for the year of termination. In addition, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement during the 12-month period following the termination date. All of his unexercised stock options will immediately vest upon the termination of his employment and shall be fully exercisable in accordance with the terms and conditions under which the stock options were granted, subject to the prior expiry of his stock options in accordance with their terms.
Matthew ("Max") Donley, Executive Vice President, Operations and Strategy
On July 15, 2019, Max Donley entered into an employment agreement with the Company for the position of Executive Vice President, Internal Operations and Strategy. The agreement provides that he will devote his sole skill and efforts to discharging his duties to the Company on a full-time and exclusive basis. In addition to his base salary, which is reviewed annually by the Compensation Committee in conjunction with the CEO, He is eligible to receive a cash bonus with a target payment of 50% of his base salary if the Board, on recommendation of the Compensation Committee in their sole discretion, determines that the Company’s performance has met certain short-term and long-term business performance objectives established from time to time by the Board and CEO, subject to any rules the Company may develop regarding the bonus scheme. In addition, He is entitled to participate in the Company’s benefits program and to paid vacation of 20 business days per year. He agreed to non-competition, non-solicitation, non-disclosure and assignment of intellectual property provisions in favor of the Company.
Pursuant to Max Donley's employment agreement, as modified by resolution of the Compensation Committee, termination and change of control benefits are as follows:
1.In the event that Max Donley’s employment is terminated by the Company without cause, he is entitled to receive continuing payments of severance pay for a period of 12 months, equal to his then current base salary, plus such other sums, if granted, pursuant to the performance bonus section of the employment agreement. In addition, to the extent permitted by law and subject to the terms and conditions of any benefit plans in effect from time to time, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement for the duration of the severance period. Any options forming part of the initial option grant that are unvested as of the termination date, but would have vested during the severance period, would immediately vest upon termination.
2.In the event that Max Donley’s employment is terminated by the Company without cause or by the executive for "good reason" within 12 months following a change in control of the Company, he is entitled to receive a lump sum payment equal to 18 months of his then current base salary, and if awarded and payable, the target bonus for the year of termination. In addition, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement during the 12-month period following the termination date. All stock options outstanding at the time of termination, which stock options have not yet vested, will immediately vest upon the termination of his employment and shall be fully exercisable in accordance with the terms and conditions under which the stock options were granted, subject to the prior expiry of his stock options in accordance with their terms.
Max Colao, Chief Commercial Officer
On February 10, 2020, Max Colao entered into an employment agreement with the Company for the position of Chief Commercial Officer. The agreement provides that he will devote his sole skill and efforts to discharging his duties to the Company on a full-time and exclusive basis. In addition to his base salary, which is reviewed annually by the Compensation Committee in conjunction with the CEO, he is eligible to receive a cash bonus with a target payment of 50% of his base salary if the Company, if the Board, on recommendation of the Compensation Committee, in their sole discretion, determines that the Company’s performance has met certain short-term and long-term business performance objectives established from time to time by the Board and the CEO, subject to any rules the Company may develop regarding the bonus scheme. In addition, he is entitled to participate in the Company’s benefits program and to paid vacation of 20 business days per year. He agreed to non-competition, non-solicitation, non-disclosure and assignment of intellectual property provisions in favor of the Company.
Pursuant to Max Colao's employment agreement, as modified by resolution of the Compensation Committee, termination and change of control benefits are as follows:
1.In the event that Max Colao’s employment is terminated by the Company without cause, he is entitled to receive continuing payments of severance pay for a period of 12 months, equal to his then current base salary, plus such other sums, if granted, pursuant to the performance bonus section of the employment agreement. In addition, to the extent permitted by law and subject to the terms and conditions of any benefit plans in effect from time to time, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement for the duration of the severance period.
2.In the event that Max Colao’s employment is terminated by the Company with a change of control, within 12 months following a change in control of the Company, he is entitled to receive a lump sum payment equal to 18 months of his then current base salary, and if awarded and payable, the target bonus for the year of termination. In addition, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement during the 12-month period following the termination date. All stock options outstanding or other equity-based awards at the time of termination, which stock options have not yet vested, will immediately vest upon the termination of his employment and shall be fully exercisable in accordance with the terms and conditions under which the stock options were granted, subject to the prior expiry of his stock options in accordance with their terms.
Joe Miller, Chief Financial Officer
On April 8, 2020, Joe Miller entered into an employment agreement with the Company for the position of Chief Financial Officer. The agreement provides that he will devote his sole skill and efforts to discharging his duties to the Company on a full-time and exclusive basis. In addition to his base salary, which is reviewed annually by the Compensation Committee in conjunction with the CEO, he is eligible to receive a cash bonus with a target payment of 50% of his base salary if the Board, on recommendation of the Compensation Committee, in their sole discretion, determines that the Company’s performance has met certain short-term and long-term business performance objectives established from time to time by the Board, subject to any rules the Company may develop regarding the bonus scheme. In addition, he is entitled to participate in the Company’s benefits program and to paid vacation of 20 business days per year. He agreed to non-competition, non-solicitation, non-disclosure and assignment of intellectual property provisions in favor of the Company.
Pursuant to Joe Miller's employment agreement, as modified by resolution of the Compensation Committee, termination and change of control benefits are as follows:
1.In the event that Joe Miller’s employment is terminated by the Company without cause, he is entitled to receive continuing payments of severance pay for a period of 12 months, equal to his then current base salary, plus such other sums, if granted, pursuant to the performance bonus section of the employment agreement. In addition, to the extent permitted by law and subject to the terms and conditions of any benefit plans in effect from time to time, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement for the duration of the severance period. Any options forming part of the initial option grant that are unvested as of the termination date, but would have vested during the severance period, would immediately vest upon termination.
2.In the event that Joe Miller’s employment is terminated by the Company without cause or resignation for good reason in connection with a change of control within 12 months following a change in control of the Company, he is entitled to receive a lump sum payment equal to 18 months of his then current base salary, and if awarded and payable, the target bonus for the year of termination. In addition, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement during the 12-month period following the termination date. All stock options and equity-based awards granted and outstanding at the time of termination, which have not yet vested, will immediately vest upon the termination of his employment and shall be fully exercisable in accordance with the terms and conditions under which the stock options were granted, subject to the prior expiry of his stock options in accordance with their terms.
Stephen Robertson, Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer
On September 29, 2020, Stephen Robertson entered into an employment agreement with the Company for the position of Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer. The agreement provides that he will devote his sole skill and efforts to discharging his duties to the Company on a full-time and exclusive basis. In addition to his base salary, which is reviewed annually by the Compensation Committee in conjunction with the CEO, he is eligible to receive a cash bonus with a target payment of 50% of his base salary if the Board, on recommendation of the Compensation Committee, in their sole discretion, determines that the Company’s performance has met certain short-term and long-term business performance objectives established from time to time by the Board, subject to any rules the Company may develop regarding the bonus scheme. In addition, he is entitled to participate in the Company’s benefits program and to paid vacation of 20 business days per year. He agreed to non-competition, non-solicitation, non-disclosure and assignment of intellectual property provisions in favor of the Company.

Pursuant to Stephen Robertson's employment agreement, termination and change of control benefits are as follows:
1.In the event that Stephen Robertson’s employment is terminated by the Company without cause, he is entitled to receive continuing payments of severance pay for a period of 12 months, plus one additional month for each full year of employment, up to a maximum of 18 months in the aggregate, equal to his then current base salary, plus such other sums, if granted, pursuant to the performance bonus section of the employment agreement. In addition, to the extent permitted by law and subject to the terms and conditions of any benefit plans in effect from time to time, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement for the duration of the severance period.
2.In the event that Stephen Robertson's employment is terminated by the Company upon Change of Control or by the executive for "good reason" within 12 months following a change in control of the Company, he is entitled to receive a continuance payment equal to 18 months of his then current base salary, and if awarded and payable, the target bonus for the year of termination. In addition, the Company is to maintain health and medical benefits pursuant to the benefits section of the employment agreement during the 12-month period following the termination date. All stock options outstanding and awards granted at the time of termination, which have not yet vested, will immediately vest upon the termination of his employment and shall be fully exercisable in accordance with the terms and conditions under which the stock options were granted, subject to the prior expiry of his stock options in accordance with their terms.
Dennis Bourgeault, Former Chief Financial Officer
Dennis Bourgeault, our former Chief Financial Officer, was subject to an employment agreement with the Company dated October 1, 2018. Pursuant to the terms of his employment agreement, upon his retirement April 27, 2020, Dennis was paid the pro-rated portion of his base salary, plus such other sums accrued and owed in respect of salary or vacation. No severance payments were made. On April 28, 2020, we entered into a one year consulting agreement with Dennis, which automatically terminates on April 27, 2021. The term may be extended for further periods upon the written agreement of both parties. Per the terms of the agreement, Dennis will be paid a service fee of CAD $190 per hour for services provided, reimbursement for reasonable and necessary out-of-pocket expenses and any stock options to which he was entitled to as at April 27, 2020 will continue to be valid and will continue to vest pursuant to the terms and conditions of the applicable stock option agreements and the Equity Compensation Plan.
Other Benefits
Our named executive officers are eligible to participate in our employee benefit plans, including our medical, dental, vision, group life, disability and accidental death and dismemberment insurance plans, in each case on the same basis as all of our other employees. We provided a 401(k) plan to all of our U.S. employees and a Registered Retirement Savings Plan ("RRSP") matching program to all of our Canadian employees, including our named executive officers. We do not generally provide perquisites or personal benefits to our named executive officers. We do, however, pay the premiums for term life insurance and disability insurance for all of our employees, including our named executive officers.
Tax and Accounting Implications
Under Financial Accounting Standard Board ASC Topic 718 ("ASC 718"), we are required to estimate and record an expense for each award of equity compensation over the vesting period of the award. We record share-based compensation expense on an ongoing basis according to ASC 718.
Section 162(m) of the Code has historically limited public companies to a deduction for federal income tax purposes of not more than $1 million of compensation paid to certain executive officers in a calendar year, subject to certain limited exceptions. Due to the effects of tax reform, only certain historical arrangements may be exempted from the limitation. The Company will continue to review related guidance from the Internal Revenue Service as it becomes available, including the final regulations released by the Internal Revenue Service in late 2020. In determining the form and amount of compensation for our named executive officers, our Compensation Committee may continue to consider various aspects of the cost of such compensation. While the Compensation Committee considers the deductibility of awards as one factor in determining executive compensation, the Compensation Committee may also look at other factors in making its decisions and retains the flexibility to award compensation that it determines to be consistent with the goals of our executive compensation program even if the compensation is not deductible by us for tax purposes.

Clawbacks
As a public company, if we are required to restate our financial results due to our material noncompliance with any financial reporting requirements under the federal securities laws as a result of misconduct, the Chief Executive Officer and Chief Financial Officer may be legally required to reimburse our Company for any bonus or other incentive-based or equity-based compensation they receive in accordance with the provisions of section 304 of the Sarbanes-Oxley Act of 2002.
Compensation Committee Interlocks and Insider Participation
None of our directors who serve as a member of our Compensation Committee is, or has at any time during the past year been, one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the board of directors or compensation committee of any other entity that has one or more executive officers serving on our Board or Compensation Committee.

Risk Analysis of Our Compensation Policies and Practices
The Compensation Committee has reviewed the Company’s compensation policies and practices, in consultation with WTW, to assess whether they encourage employees to take inappropriate risks. After reviewing and assessing the Company’s compensation philosophy, terms and practices, including the mix of fixed and variable, short and long-term incentives and overall pay, incentive plan structures, and the checks and balances built into, and oversight of, each plan and practice, the Compensation Committee determined that any risks arising from our compensation policies and practices for our employees are not reasonably likely to have a material adverse effect on our Company as a whole. The Compensation Committee believes that the mix and design of the elements of executive compensation do not encourage management to assume excessive risks; the mix of short-term compensation (in the form of salary and annual bonus, if any, which is based on a variety of performance factors), and long-term compensation (in the form of options to purchase our common shares and performance awards) prevents undue focus on short-term results and helps align the interests of the Company’s executive officers with the interests of our shareholders.
2020 Summary Compensation Table
The following table sets forth all of the compensation awarded to, earned by or paid to our NEOs during the fiscal years ended December 31, 2020, December 31, 2019, and December 31, 2018.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($) (2)	Option Awards ($) (3)	Non-Equity Incentive Plan Compensation ($) (4)	All Other Compensation ($) (5)	Total ($)(12)
Peter Greenleaf	2020	673,400	—	1,534,992	7,753,906	707,070	9,500	10,678,868
Chief Executive Officer (6)	2019	438,258	250,000	—	4,176,172	368,137	4,063	5,236,630
	2018	—	—	—	—	—	—	—
Joe Miller	2020	279,545	162,898	461,040	2,639,722	167,727	4,100	3,715,032
Chief Financial Officer (7)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
Dennis Bourgeault	2020	88,426	—	—	399,825	121,992	93,472	703,715
Former Chief Financial Officer (8)	2019	270,145	—	—	180,784	126,205	3,713	580,847
	2018	242,969	—	—	351,432	86,220	—	680,621
Max Colao	2020	354,167	153,125	461,040	3,664,488	212,500	—	4,845,320
Chief Commercial Officer (9)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
Max Donley	2020	383,320		461,040	2,249,253	239,575	4,615	3,337,803
EVP, Operations and Strategy (10)	2019	168,299		—	598,154	177,600	1,850	945,903
	2018	—	—	—	—	—	—	—
Stephen Robertson	2020	72,081	75,684	461,040	2,907,909	43,249	2,416	3,562,379
EVP, General Counsel, Corporate Secretary and Chief Compliance Officer (11)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—

(1)The amounts reported in this column represent sign on bonuses for Peter Greenleaf, Joe Miller and Max Colao; and the increase in pro-ration approved by the Compensation Committee for the annual non-equity incentive plan compensation for Joe Miller, Max Colao and Stephen Robertson.
(2)The performance conditions for the PAs granted to the officers of the Company did not have performance metrics pertaining to the 2020 financial year. Amounts reported are based on the grant price of $13.56, set on the grant date March 18, 2021, in accordance with ASC 718, the date on which the performance metrics were set and formally communicated multiplied by the number of awards reported in the table and probable outcomes for each of the performance metrics as of the grant date. Assuming the highest level of performance conditions are achieved, Peter's awards would have a value of $1,918,740 and all other NEOs' awards would have a value of $576,300.
(3)Represents the aggregate grant-date fair value of the stock options awarded to the Named Executive Officer for the applicable year, calculated in accordance with ASC Topic 718, and does not take into account estimated forfeitures related to service-based conditions. The assumptions used in the calculation of these amounts are included in our 2020 Annual Report on Form 10-K. The options granted based on a CAD fair value were converted to USD using the foreign exchange rate on the grant date from Bank of Canada (for more details see the 2020 grants of plan-based awards table below).
(4)The amounts reported in this column represent annual performance-based bonuses earned for 2018, 2019 and 2020. For more information, see “—Annual Performance Bonus”.
(5)The amounts reported in this column represent the following: for Peter Greenleaf and Joe Miller, employer contributions to 401K; for Dennis Bourgeault, for 2020, $3,565 related to employer contributions to RRSP, $319 life benefit and $89,588 payout of accrued vacation, for 2019, $2,071 related to employer contributions to RRSP and $1,642 related to life benefit; for Max Donley, employer contributions to 401K and for Stephen Robertson, employer contributions to RRSP and medical services plan.
(6)Peter Greenleaf has served as our Chief Executive Officer since April 29, 2019.
(7)Joe Miller was appointed as our Chief Financial Officer on April 27, 2020.
(8)Dennis Bourgeault retired as our Chief Financial Officer on April 27, 2020. Dennis Bourgeault's salary, bonus and other non-equity compensation was translated to USD using an average quarterly exchange rate from Bank of Canada. (See note 3 for equity translation information).
(9)Max Colao was appointed as our Chief Commercial Officer on February 25, 2020.
(10)Max Donley has served as our Executive Vice President Operations and Strategy since July 18, 2019.
(11)Stephen Robertson was appointed as our Executive Vice President, General Counsel, Corporate Secretary and Chief Commercial Officer on November 2, 2020. Stephen Robertson's salary, bonus and other non-equity compensation were translated to USD using an average quarterly exchange rate from Bank of Canada. (See note 3 for equity translation information).
(12)The aggregate (cash and non-cash) remuneration paid to the five highest earning officers and employees of the Company, other than directors, in 2020 was $27,068,295.

2020 Grants of Plan-Based Awards Table
The following table sets forth information relating to the grant of plan-based incentive awards to our NEOs in 2020:

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (2)			Estimated Future Payouts Under Non-Equity Incentive Plan Awards (3)			Number of Securities Underlying Options (#)	Exercise Price of Option Awards ($/Sh)(5)	Grant Date Fair Value of Stock And Option Awards($)(4)(6)
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)
Peter Greenleaf
Stock option award	2/5/2020	—	—	—	—	—	—	412,776	19.41	2,500,442
Stock option award	12/21/2020	—	—	—	—	—	—	817,024	13.03	5,253,464
Performance share award	10/20/2020	—	—	—	70,750	106,125	141,500	—	—	1,534,992
Annual Bonus	—	—	471,380	942,760	—	—	—	—	—	—
Joe Miller
Stock option award	4/28/2020	—	—	—	—	—	—	132,440	16.38	649,968
Stock option award	5/21/2020	—	—	—	—	—	—	50,000	17.07	249,732
Stock option award	12/21/2020	—	—	—	—	—	—	270,610	13.03	1,740,022
Performance share award	10/20/2020	—	—	—	21,250	31,875	42,500	—	—	461,040
Annual Bonus	—	—	205,000	410,000	—	—	—	—	—	—
Dennis Bourgeault
Stock option award	1/28/2020	—	—	—	—	—	—	69,700	18.38	399,825
Max Colao
Stock option award	3/10/2020	—	—	—	—	—	—	336,057	15.38	1,500,278
Stock option award	12/21/2020	—	—	—	—	—	—	336,580	13.03	2,164,209
Performance share award	10/20/2020	—	—	—	21,250	31,875	42,500	—	—	461,040
Annual Bonus		—	212,500	425,000	—	—	—	—	—	—
Max Donley
Stock option award	1/28/2020	—	—	—	—	—	—	126,500	18.38	725,652
Stock option award	12/21/2020	—	—	—	—	—	—	236,952	13.03	1,523,601
Performance share award	10/20/2020	—	—	—	21,250	31,875	42,500	—	—	461,040
Annual Bonus	—	—	191,660	383,320	—	—	—	—	—	—
Stephen Robertson
Stock option award	11/16/2020	—	—	—	—	—	—	298,924	13.40	1,978,877
Stock option award	12/21/2020	—	—	—	—	—	—	144,484	13.03	929,032
Performance share award	10/20/2020	—	—	—	21,250	31,875	42,500	—	—	461,040
Annual Bonus	—	—	212,500	425,000	—	—	—	—	—	—
(1)All options to purchase common shares and PAs were granted under the Equity Incentive Plan.
(2)These amounts represent target performance-based bonus payments for each named executive officer for 2020. There were no threshold amounts and maximum bonus amounts were set at 200%.
(3)Amounts in this column represent grants of PAs. The PA vest date is December 31, 2021 subject to the achievement of performance conditions.
(4)Amounts reported are based on the grant price of $13.56, set on the grant date March 18, 2021, per ASC 718, the date on which the performance metrics were set and formally communicated multiplied by the number of awards reported in the table and probable outcomes for each of the performance metrics as of the grant date.
(5)All options issued through May 2020 were issued with a CAD exercise price and were translated to USD using the Bank of Canada foreign exchange rate on the date of grant. All options issued in May 2020 and thereafter were issued in USD.
(6)All options issued through May 2020 were issued with a CAD fair value and were translated to USD using the Bank of Canada foreign exchange rate on the date of grant. All options issued in May 2020 and thereafter were issued in USD.

2020 Outstanding Equity Awards At Fiscal Year End Table
The following table shows for the fiscal year ended December 31, 2020, certain information regarding outstanding equity awards at fiscal year-end for our named executive officers. The options to purchase our common shares were granted with a per share exercise price equal to the fair market value of one common share on the date of grant, as determined in good faith by the Compensation Committee (for NEOs other than the CEO) and the Board, on recommendation of the Compensation Committee (for our CEO and without the CEO being present for deliberations and approval). All of the equity awards were granted under our Equity Incentive Plan.

	Options Awards(1)					Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)(3)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)(4)
Peter Greenleaf	4/29/2019(2)	666,667	933,333	6.28	4/29/2029	—	—
	2/5/2020	—	412,776	19.41	2/5/2030	—	—
	10/20/2020	—	—	—	—	141,500	1,534,992
	12/21/2020	—	817,024	13.03	12/21/2030	—	—
Joe Miller	4/28/2020	—	132,440	16.38	4/28/2030	—	—
	5/21/2020	—	50,000	17.07	5/21/2030	—	—
	10/20/2020	—	—	—	—	42,500	461,040
	12/21/2020	—	270,610	13.03	12/21/2030	—	—
Dennis Bourgeault	2/1/2018	66,667	8,333	5.31	2/1/2028	—	—
	1/29/2019	67,083	2,917	6.06	1/29/2029	—	—
	1/28/2020	21,297	48,403	18.38	1/28/2030	—	—
Max Colao	5/10/2020	—	336,057	15.38	5/10/2030	—	—
	10/20/2020	—	—	—	—	42,500	461,040
	12/21/2020	—	336,580	13.03	12/21/2030	—	—
Max Donley	8/19/2019	111,111	138,889	5.90	8/19/2029	—	—
	1/28/2020	38,653	87,847	18.38	1/28/2030	—	—
	10/20/2020	—	—	—	—	42,500	461,040
	12/21/2020	—	236,952	13.03	12/21/2030	—	—
Stephen Robertson	10/20/2020	—	—	—	—	42,500	461,040
	11/16/2020	—	298,924(5)	13.40	11/16/2030	—	—
	12/21/2020		144,484	13.03	12/21/2030	—	—
(1)All options above except as noted in (2) below vest as follows: 33.333% of the shares subject to the options vest on the 12-month anniversary of the vesting commencement date, and the remaining shares subject to the options vest in equal monthly installments over the next two years. All options with a grant date before May 2020 were translated from CAD to USD using the Bank of Canada exchange rate on the date of grant.
(2)25% of the shares subject to the options vest on the 12-month anniversary of the vesting commencement date, and the remaining shares subject to the options vest in equal monthly installments over the next three years.
(3)PAs held at fiscal-year end vest on December 31, 2021 to a degree dependent on the achievement of the performance metrics for such PAs.
(4)Amounts reported are based on the grant price of $13.56 set on the grant date March 18, 2021, per ASC 718 the date on which the award metrics were set and formally communicated, multiplied by the number of unvested awards reported in the table and probable outcomes for achieving the metrics.
(5)This award was granted outside of the Company's Equity Incentive Plan as an inducement material to the new employee entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). For the purposes of TSX approval, the Company relied on the exemption set forth in Section 602.1 of the TSX Company Manual, which provides that the TSX will not apply its standards to certain transactions involving eligible inter-listed issuers on a recognized exchange, such as Nasdaq.

2020 Option Exercises and Share Vested Table
The following table provides information on options to purchase our common shares that were exercised, including the number of common shares acquired upon exercise and the value realized, determined as described below, for our NEOs in the year ended December 31, 2020:

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise ($) (1)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Peter Greenleaf	—	—	—	—
Joe Miller	—	—	—	—
Dennis Bourgeault(2)	383,337	5,809,758	—	—
Max Colao	—	—	—	—
Max Donley	—	—	—	—
Stephen Robertson	—	—	—	—
(1)The value realized on exercise is based on the difference between the closing market price of our common shares on the date of exercise and the exercise price of the applicable options and does not represent actual amounts received by the named executive officers as a result of the option exercises.
(2)The value realized was translated from CAD to USD using the December 31, 2020 exchange rate from the Bank of Canada.
Potential Payments Upon Termination or Change-in-Control
We maintain certain agreements, plans, and programs that require us to provide compensation to our NEOs in the event of a termination of employment or a change in control. For more information, see “Other Features of Our Executive Compensation Program—Agreements with Our Named Executive Officers” .

The following table discloses the potential payments upon termination of employment or change in control with respect to each NEO, other than Mr. Bourgeault (since his employment ended prior to the end of 2020), pursuant to their respective employment agreements with the Company.

Name	Benefit	Termination Not in Connection with a Change in Control ($)	Termination in Connection with a Change in Control ($)
Peter Greenleaf	Cash Severance Payment	$1,010,100	$1,346,800
	Lump Sum Target Bonus Payment(2)		471,380
	Health Insurance Premiums	20,559	20,559
	Vesting Acceleration(1)(4)	5,033,336	14,690,564
	Benefit Total	6,063,995	16,529,303
Joe Miller	Cash Severance Payment	410,000	615,000
	Lump Sum Target Bonus Payment(2)		205,000
	Health Insurance Premiums	32,580	32,580
	Vesting Acceleration(1)(4)	—	857,039
	Benefit Total	442,580	1,709,619
Max Colao	Cash Severance Payment	425,000	637,500
	Lump Sum Target Bonus Payment(2)		212,500
	Health Insurance Premiums	32,580	32,580
	Vesting Acceleration(1)(4)	—	857,039
	Benefit Total	457,580	1,739,619
Max Donley	Cash Severance Payment	383,320	574,980
	Lump Sum Target Bonus Payment(2)		191,660
	Health Insurance Premiums	32,580	32,580
	Vesting Acceleration(1)(4)	881,110	2,759,837
	Benefit Total	1,297,010	3,559,057
Stephen Robertson	Cash Severance Payment	425,000	637,500
	Lump Sum Target Bonus Payment(2)		212,500
	Health Insurance Premiums	3,532	3,532
	Vesting Acceleration(1)(4)	—	831,900
	Benefit Total	$428,532	$1,685,432
(1)The value of stock option vesting acceleration is based on the closing price of $13.83 per common share on December 31, 2020, minus the exercise price of the unvested stock options subject to acceleration.
(2)The assumption used for lump sum target bonus payment is full year payment at 100% of target.
(3)The assumption used for the health insurance premiums is 12 months of coverage.
(4)The assumption used for vesting acceleration not in connection with a change in control is a change in control as of December 31, 2020. Therefore, only options vested through December 31, 2020 are included in the calculation.

Pay Ratio Disclosure
Under the SEC rules adopted pursuant to the Dodd-Frank Wall Street Reform and Consumer Protection Act, we are required to disclose the ratio of the annual total compensation of our CEO, Peter Greenleaf, to the median of the annual total compensation of all of our employees other than Peter Greenleaf (the "CEO Pay Ratio").
For fiscal year 2020, the median of the annual total compensation of all employees of the Company (other than the CEO) was $220,000 and the annual total compensation of the CEO, as reported in the Summary Compensation Table included in this report, was $9,143,876. Based on this information, the ratio of the annual total compensation of the CEO to the median of the annual total compensation of all employees was 41 to 1.

To identify our median employee, we used the following methodology:
•To determine our total population of employees, we included all employees other than our CEO as of December 31, 2020 (whether employed on a full-time, part-time, seasonal, or temporary basis).
•To identify our median employee from our employee population, we chose as our consistently applied compensation measure the aggregate amount of each employee’s annual base salary and cash bonuses earned during fiscal 2020 and the grant date fair value of equity awards granted in fiscal 2020 determined in accordance with FASB ASC Topic 718.
•In making this determination, we annualized the compensation of employees who were employed by us for less than the entire fiscal year as we hired over 200 employees throughout the fiscal year but we did not make any cost-of-living adjustments.
•We did not exclude any non-U.S. employees under the de minimis or other exceptions set forth in Item 402(u) of Regulation S-K.
•Compensation paid in foreign currencies was converted to U.S. dollars based on the average exchange rate for the year ended December 31, 2020 and equity grants were converted based on exchange rate on date of grant from Bank of Canada.
Once the median employee was identified, we calculated the median employee’s total annual compensation in accordance with the requirements of the Summary Compensation Table.
This pay ratio is a reasonable estimate calculated in a manner consistent with the SEC's rules and regulations, based on our records and the methodology described above. The SEC’s rules and regulations for identifying the median employee and calculating the pay ratio based on that employee’s annual total compensation allow companies to adopt a variety of methodologies and to use reasonable estimates and assumptions based on their own facts and circumstances.

DIRECTOR COMPENSATION
Non-Employee Director Compensation
The following table sets forth in summary form information concerning the compensation of our non-employee directors for the year ended December 31, 2020.

Name	Earned Fees ($) (1)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Pension Value ($)	All Other Compensation ($) (3)	Total ($) (5)
Dr. George M. Milne, Jr.	82,500	—	138,300	—	—	—	220,800
Dr. Daniel Billen	47,500	—	138,300	—	—	44,343	230,143
Joseph Hagan	63,125	—	138,300	—	—	—	201,425
Dr. Michael Hayden	62,500	—	138,300	—	—	—	200,800
Dr. David Jayne	52,500	—	138,300	—	—	—	190,800
Jill Leversage	54,375	—	138,300	—	—	—	192,675
R. Hector MacKay-Dunn	55,000	—	138,300	—	—	—	193,300
Timothy P. Walbert (4)	36,750	—	364,129	—	—	—	400,879
(1)Earned Fees includes the annual Board of Directors retainer and any applicable additional retainers for service as a member or Chair of a committee during 2020.
(2)The Company granted 30,000 stock options on June 2, 2020 with a fair value of $4.61 to each of the then non-management directors. The amounts reported represents the aggregate grant-date fair value of the stock options awarded to the non-employee directors for the applicable year, calculated in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based conditions. The assumptions used in the calculation of these amounts are included and described under the caption "Share-based compensation" in Note 2 to our consolidated financial statements included in our 2020 Annual Report on Form 10-K. The options granted based on a CAD fair value were converted to USD using the foreign exchange rate on the grant date from the Bank of Canada.
(3)Represents fees for consulting services provided to the Company during 2020.
(4)On April 14, 2020, the Company granted Timothy P. Walbert 50,000 stock options at a price of CAD$6.28 related to his appointment as a new Board member in 2020. The amount reported represents the aggregate grant-date fair value of the stock options awarded to the non-employee directors for the applicable year, calculated in accordance with ASC Topic 718 and does not take into account estimated forfeitures related to service-based conditions. The assumptions used in the calculation of these amounts are included and described under the caption "Share-based compensation" in Note 2 to our consolidated financial statements included in our 2020 Annual Report on Form 10-K. The options granted were based on a CAD fair value and converted to USD using the foreign exchange rate on the grant date from the Bank of Canada.
(5)The aggregate remuneration paid to the directors of the Company in 2020 was $1,830,822.

Director Equity Outstanding at 2020 Fiscal Year-End

The following table summarizes the equity awards that were outstanding as of December 31, 2020, for each of the non-employee directors serving during 2020.

Option Awards(1)
Name	Number of Securities Underlying Unexercised Options (#)
Dr. George M. Milne, Jr.	165,000
Dr. Daniel Billen	95,000
Joseph Hagan	125,000
Dr. Michael Hayden	125,000
Dr. David Jayne	135,000
Jill Leversage	80,000
R. Hector MacKay-Dunn	80,000
Timothy P. Walbert	80,000

(1)All option awards were granted to our non-employee directors with a 10-year term of which 748,333 were fully vested and exercisable and 136,667 were unvested as of December 31, 2020.
Non-Employee Director Compensation Policy

Compensation for the directors in such role is determined by the Board upon recommendation of the Compensation Committee. The Compensation Committee has sought advice from third party advisors in respect to the compensation of the directors, most recently WTW in 2020. During 2020, non-management directors (other than the Chairman of the Board) earned an annual retainer fee of $40,000 for serving as a Board member. Dr. George M. Milne, Jr. was the Chairman of the Board during 2020. The Chairman of the Board earned an annual retainer fee of $65,000. Directors were paid in U.S. dollars at the end of each quarter. Annual committee compensation for 2020 was as follows:

•Compensation Committee Chair Retainer: $15,000
Compensation Committee Member Retainer: $7,500 (was $5,000 from January 1 to June 1, 2020)
•Audit Committee Chair Retainer: $20,000 (was $15,000 from January 1 to June 1, 2020)
Audit Committee Member Retainer: $10,000 (was $7,500 from January 1 to June 1, 2020)
•Governance Committee Chair Retainer: $10,000
Governance Committee Member Retainer: $5,000
•Research Committee Chair Retainer: $15,000
Research Committee Member Retainer: $7,500
In addition to the cash retainers set out above, directors are entitled to an annual grant of 30,000 stock options to non-management Board members and the grant of 50,000 stock options upon the election or appointment of a new Board member.
The changes to retainers that were made on June 1, 2020 noted above were made by the Board upon the recommendation of the Compensation Committee following consultation with WTW (including a review of compensation paid to the directors in the Company’s peer group). These increases were determined to be appropriate based on a review of market practices for the Company's peers in terms of compensation for directors as a whole, and on recognition of the increased commitment related to the applicable committees relating to the changes to the Company's status as a domestic filer in the United States.

All of the director options are exercisable for ten years and vest in equal amounts over 12 months.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY INCENTIVE PLANS
The following table summarizes our compensation plans under which our equity securities are authorized for issuance at December 31, 2020:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	11,971,068(1)	11.62(2)	3,869,545(4)
Equity compensation plans not approved by security holders	2,514,924(3)	$9.22	__ (5)
Total	14,485,992		3,869,545

(1)Includes stock options and PAs.
(2)The PAs do not have an exercise price, and as such this relates to the exercise price for the options granted under the equity compensation plans approved by security holders only.
(3)These inducement awards were granted outside the Equity Incentive Plan as inducements material to the new employee entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). For the purposes of TSX approval, the Company relied on the exemption set forth in Section 602.1 of the TSX Company Manual, which provides that the TSX will not apply its standards to certain transactions involving eligible inter-listed issuers on a recognized exchange, such as Nasdaq. These awards were granted with a per share exercise price equal to the fair market value of one common share on the date immediately preceding the date of grant. All options provide for the following vesting schedule: 33.333% of the shares subject to the option vest on the 12-month anniversary of the vesting commencement date, and the remaining shares subject to the options vest in equal monthly installments over the next two years. All of the awards are exercisable for ten years from the date of grant.
(4)Represents common shares reserved for future issuance under our Equity Incentive Plan. The Equity Incentive Plan currently is an evergreen plan, with 12.5% of common shares outstanding at the time of award grant being eligible for grant under the Equity Incentive Plan.
(5)Our Board has not established any specific number of shares that could be issued without shareholder approval. Inducement grants to new employees are determined on a case-by-case basis. Other than possible inducement grants, we expect all equity awards will be made under shareholder-approved plans.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information relating to the beneficial ownership of our common shares as of April 19, 2021, by:
•each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding common shares based on statements filed with the SEC pursuant to Section 13(d) or 13(g) of the Exchange Act;
•each of our directors and each nominee for director;
•each of our named executive officers; and
•all of our directors and executive officers as a group.

Beneficial ownership is based upon 128,120,927 common shares issued and outstanding as of April 19, 2021 and determined in accordance with the rules of the SEC and includes any shares over which a person or group exercises sole or shared voting or investment power plus any shares which such person or group has the right to acquire beneficial ownership of within 60 days of April 19, 2021, whether through the exercise of options or otherwise. Unless otherwise indicated, we believe that the persons or entities identified in this table have sole voting and investment power with respect to all shares shown beneficially owned by them. Common shares issuable upon vesting of outstanding equity awards that are exercisable or subject to vesting within 60 days after April 19, 2021 are deemed beneficially owned and such shares are used in computing the percentage ownership of the person holding the awards but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
Unless otherwise noted below, the address of each director and executive officer is c/o Aurinia Pharmaceuticals Inc.., #1203 - 4464 Markham Street, Victoria, BC V8Z 7X8 Canada.

	Beneficial Ownership (1)
Name of Beneficial Owner	Number of Shares	Percent of Total
Greater than 5% shareholders
HealthCor Management, L.P. (2)	6,937,448	5.4%
ILJIN (3)	8,995,439	7.0%

Directors and Named Executive Officers
Peter Greenleaf (4)	1,025,117	*
Max Colao (5)	148,224	*
Max Donley (6)	209,000	*
Joseph Miller (7)	64,493	*
Dennis Bourgeault (8)	668,928	*
Stephen Robertson (9)	2,720	*
Dr. George M. Milne (10)	205,000	*
Dr. David R. W. Jayne (11)	165,000	*
Joseph P. Hagan (12)	128,500	*
Dr. Michael Hayden (13)	125,000	*
Dr. Daniel G. Billen (14)	115,000	*
Jill Leversage (15)	83,000	*
R. Hector MacKay-Dunn (16)	81,500	*
Timothy P. Walbert (17)	80,000	*
All current directors and executive officers as a group (16 persons) (18)	3,966,285	3.1%
*Indicates beneficial ownership of less than 1% of the total common shares outstanding.
(1)This table is based upon information supplied by officers, directors and principal shareholders and Schedules 13D and 13G filed with the SEC.
(2)This information is based solely on the Schedule 13G/A filed on February 12, 2021 collectively by HealthCor Management, L.P., HealthCor Offshore GP, LLC, HealthCor Offshore II GP, LLC, HealthCor Therapeutics HP, LLC, HealthCor Associates, LLC, HealthCor Group, LLC, Joseph Healey, and Arthur Cohen. Collectively, HealthCor Offshore Master Fund, L.P., HealthCor Market Therapeutics Fund, L.P. and HealthCor Sanatate Offshore Master Fund, L.P. (each a "Fund" and together, the "Funds") are the beneficial owners of a total of 3,070,330 of our common shares. In addition, HealthCor Management, L.P. manages separately managed accounts that collectively hold a total of 3,867,118 of our common shares. HealthCor Offshore GP, LLC is the general partner of HealthCor Offshore Master Fund, L.P. Accordingly, HealthCor Offshore GP, LLC may be deemed to beneficially own the common shares that are beneficially owned by HealthCor Offshore Master Fund, L.P. HealthCor Group, LLC is the managing member of HealthCor Offshore GP, LLC and, therefore, may be deemed to beneficially own the common shares that are beneficially owned by HealthCor Offshore Master Fund, L.P. HealthCor Offshore II GP, LLC is the general partner of HealthCor Sanatate Offshore Master Fund, L.P. Accordingly, HealthCor Offshore II GP, LLC may be deemed to beneficially own the common shares that are beneficially owned by HealthCor Sanatate Offshore Master Fund, L.P.

HealthCor Group, LLC is the managing member of HealthCor Offshore II GP, LLC and, therefore, may be deemed to beneficially own the common shares that are beneficially owned by HealthCor Sanatate Offshore Master Fund, L.P. HealthCor Therapeutics GP, LLC is the general partner of HealthCor Therapeutics Master Fund, L.P. Accordingly, HealthCor Therapeutics GP, LLC may be deemed to beneficially own the common shares that are beneficially owned by HealthCor Therapeutics Fund, L.P. HealthCor Group, LLC is the managing member of HealthCor Therapeutics GP, LLC and, therefore, may be deemed to beneficially own the common shares that are beneficially owned by HealthCor Therapeutics Master Fund, L.P. By virtue of its position as the investment manager of the Funds, HealthCor Management, L.P. may be deemed a beneficial owner of all the common shares owned by the Funds, as well as those it manages through separately managed accounts. HealthCor Associates, LLC is the general partner of HealthCor Management, L.P. and thus may also be deemed to beneficially own the common shares that are beneficially owned by the Funds or managed through such accounts. As the Managers of HealthCor Associates, LLC, Arthur Cohen and Joseph Healey exercise both voting and investment power with respect to the common shares reported herein, and therefore each may be deemed a beneficial owner of such common stock. In such filing, HealthCor Management, L.P., HealthCor Associates, LLC, HealthCor Offshore Master Fund, L.P., HealthCor Offshore GP, LLC, HealthCor Group, LLC, HealthCor Sanatate Offshore Master Fund, L.P., HealthCor Offshore II GP, LLC, HealthCor Therapeutics Master Fund, L.P., HealthCor Therapeutics GP, LLC and Joseph Healey list their address as 55 Hudson Yards, 28th Floor, New York, NY 10001. The address of Arthur Cohen is listed as 12 South Main Street #203, Norwalk, CT 06854.
(3)This information is based solely on the Schedule 13D/A filed on January 27, 2021 collectively by ILJIN SNT Co., Ltd. (“ILJIN SNT”), ILJIN Semiconductor Co., Ltd., ILJIN Steel Co., Ltd. (“ILJIN Steel”), ILJIN C&S Co., Ltd., Sae Kyoung Huh, and Chin Kyu Huh The aggregate amount beneficially owned by each reporting person consists of: (i) 1,711,700 common shares held by Mr. Huh, (ii) 4,995,802 common shares held by ILJIN SNT, (iii) 666,666 common shares issuable to ILJIN SNT upon the exercise of presently-exercisable warrants and (iv) 1,621,271 common shares held by ILJIN Steel. The address for the investors is listed as (Dohwa-dong), 45 Maop-daero, Mapo-gu, Seoul, Korea 121-716, Attention: Young Hwa Kim.
(4)Consists of 1,016,789 options vesting or exercisable within 60 days of April 19, 2021 and 8,328 common shares owned outright.
(5)Consists of 140,024 options vesting or exercisable within 60 days of April 19, 2021 and 8,200 common shares owned outright.
(6)Consists of 209,000 options vesting or exercisable within 60 days of April 19, 2021.
(7)Consists of 64,493 options vesting or exercisable within 60 days of April 19, 2021.
(8)Consists of 30,978 options vesting and exercisable within 60 days of April 19, 2021 and 70,891 common shares owned outright.
(9)Consists of nil options vesting or exercisable within 60 days of April 19, 2021 and 2,720 common shares owned outright.
(10)Consists of 165,000 options vesting or exercisable within 60 days of April 19, 2021 and 40,000 common shares owned outright.
(11)Consists of 135,000 options vesting or exercisable within 60 days of April 19, 2021 and 30,000 common shares owned outright.
(12)Consists of 125,000 options vesting or exercisable within 60 days of April 19, 2021 and 3,500 common shares owned outright.
(13)Consists of 30,000 options vesting or exercisable within 60 days of April 19, 2021 and 95,000 common shares owned outright.
(14)Consists of 95,000 options vesting or exercisable within 60 days of April 19, 2021 and 20,000 common shares owned outright.
(15)Consists of 80,000 options vesting or exercisable within 60 days of April 19, 2021 and 3,000 common shares owned outright.
(16)Consists of 80,000 options vesting or exercisable within 60 days of April 19, 2021 and 1,500 common shares owned outright.
(17)Consists of 80,000 options vesting or exercisable within 60 days of April 19, 2021.
(18)Includes shares beneficially owned by all of our current executive officers and directors as a group. Consists of 3,436,262 options vesting or exercisable within 60 days of April 19, 2021 and 530,023 common shares owned outright.

Item 13. Certain Relationships and Related Transactions and Director Independence
CERTAIN RELATED-PERSON TRANSACTIONS
Described below are all transactions occurring since January 1, 2020 to which we were a party and in which (i) the amounts involved exceeded or will exceed $120,000, and (ii) a director, executive officer, holder of more than 5% of our outstanding common shares, or any member of such person’s immediate family had or will have a direct or indirect material interest, other than the equity and other compensation agreements that are described under “Executive Compensation” and “Director Compensation.” We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm’s-length transactions with unrelated third parties.
INDEMNIFICATION AGREEMENTS
Our constating documents permit us to exculpate, indemnify and insure each of our directors and executive officers to the fullest extent permitted by the Business Corporations Act (Alberta). We have entered into indemnification agreements with each of our directors and executive officers, undertaking to indemnify them to the fullest extent permitted by law, to the extent that these liabilities are not covered by insurance. We have also obtained Directors and Officers insurance for each of our executive officers and directors.

POLICIES AND PROCEDURES FOR TRANSACTIONS WITH RELATED PERSONS
We adopted a written related person transaction policy that sets forth our procedures for the identification, review, consideration and approval or ratification of related person transactions. For purposes of our policy only, a “related person transaction” is a transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships, in which we and any related person are, were or will be participants in which the amount involved exceeds $120,000. Transactions involving compensation for services provided to us as an employee or director are not covered by this policy. A “related person” is any executive officer, director or beneficial owner of more than 5% of any class of our voting securities, including any of their immediate family members and any entity owned or controlled by such persons.
Under the policy, if a transaction has been identified as a related person transaction, including any transaction that was not a related person transaction when originally consummated or any transaction that was not initially identified as a related person transaction prior to consummation, our management must present information regarding the related person transaction to our Audit Committee or, if Audit Committee approval would be inappropriate, to another independent body of our Board, for review, consideration and approval or ratification. The presentation must include a description of, among other things, the material facts, interests, direct and indirect, of the related persons, benefits to us of the transaction and whether the transaction is on terms that are comparable to the terms available to or from, as the case may be, an unrelated third party or to or from employees generally. Under the policy, we will collect information that we deem reasonably necessary from each director, executive officer and, to the extent feasible, significant shareholder to enable us to identify any existing or potential related-person transactions and to effectuate the terms of the policy. In addition, under our Code of Conduct, our employees and directors have an affirmative responsibility to disclose any transaction or relationship that reasonably could be expected to give rise to a conflict of interest. In considering related person transactions, our Audit Committee, or other independent body of our Board, is required to take into account the relevant available facts and circumstances including, but not limited to:
•the risks, costs and benefits to us;
•the impact on a director’s independence in the event that the related person is a director, immediate family member of a director or an entity with which a director is affiliated;
•the availability of other sources for comparable services or products; and
•the terms available to or from, as the case may be, unrelated third parties or to or from employees generally.
The policy requires that, in determining whether to approve, ratify or reject a related person transaction, our Audit Committee, or other independent body of our Board, must consider, in light of known circumstances, whether the transaction is in, or is not inconsistent with, our best interests and those of our shareholders, as our Audit Committee, or other independent body of our Board, determines in the good faith exercise of its discretion.

INDEPENDENCE OF THE BOARD OF DIRECTORS
Applicable Nasdaq rules require a majority of a listed company’s board of directors to be comprised of independent directors. In addition, Nasdaq rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominating and corporate governance committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3 under the Exchange Act. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees, that neither the director nor any of his family members has engaged in various types of business dealings with us and that the director is not associated with the holders of more than 5% of our common shares. In addition, under applicable Nasdaq rules, a director will only qualify as an “independent director” if, in the opinion of the listed company’s board of directors, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.
Our Board has determined that all of our directors, except Peter Greenleaf, are independent directors, as defined under applicable Nasdaq rules. In making such determination, our Board considered the relationships that each such non-employee director has with our company and all other facts and circumstances that our Board deemed relevant in determining his or her independence, including the beneficial ownership of our capital stock by each non-employee director. Peter is considered to have a material relationship with the Company by virtue of being the President and CEO of the Company.
Pursuant to applicable Canadian securities laws, our Board has determined that all of our directors, except Peter Greenleaf and Dr. Billen, are independent directors. Peter is considered to have a material relationship with the Company by virtue of being the President and CEO of the Company. Dr. Billen is considered to not be independent by virtue of being a consultant to the Company and the amount of compensation he received as a consultant to the Company. Dr. Billen's compensation as a consultant was below the allowable threshold for directors under applicable Nasdaq rules, but above the threshold under applicable Canadian securities laws.
There are no family relationships among any of our directors or executive officers.

Item 14. Principal Accountant Fees and Services
The following table represents aggregate fees billed to us for the years ended December 31, 2020 and 2019, by PwC.

	Year Ended December 31,
	2020	2019
Audit fees(1)	$437,953	$233,183
Audit-related fees(2)	80,882	89,223
Tax fees (3)	248,099	117,194
Other fees	—	—
Total fees	$766,934	$439,600
(1)For the years ended December 31, 2020 and 2019, these fees include professional services provided by the external auditor for the statutory audits of the annual consolidated financial statements and performing review engagement services on the Company’s quarterly financial statements. For the year ended December 31, 2020, the fees also included audit of internal controls over financial reporting.
(2)These fees relate to other audit related services including professional services for assistance in filing the prospectus supplement related to the July 2020 public offering. The 2019 fees include the December 2019 public offering and the September 2019 at-the-market prospectus supplement, and various other audit related advisory services.
(3)These fees include professional services for tax compliance, transfer pricing assistance, tax advice and tax planning for various taxation and business development matters.
Our Audit Committee has adopted policies and procedures relating to the approval of all audit and non-audit services that are to be performed by our independent registered public accounting firm. These policies and procedures generally provide that we will not engage our independent registered public accounting firm to render audit or non-audit services unless the service is specifically approved in advance by the Audit Committee.
All fees for services provided by PwC during 2020 and 2019 were pre-approved by the Audit Committee in accordance with the pre-approval policy and procedures described above.

PART IV.
Item 15. Financial Statement Schedules and Exhibits
a.    We have filed the following documents as part of the 2020 Annual Report on Form 10-K filed with the SEC on February 24, 2021:
1.    Consolidated Financial Statements.
The following financial statements were filed as part of the 2020 Annual Report on Form 10-K:
Our consolidated financial statements are listed under Part II, Item 8. "Index to Consolidated Financial Statements" in the 2020 Annual Report on Form 10-K.
2.    Financial Statement Schedules

All financial statement schedules were omitted because they are not applicable, not material or the required information is shown under Part II, Item 8. “Index to Consolidated Financial Statements” in the 2020 Annual Report on Form 10-K.

3.    Exhibits

The following exhibits, as required by Item 601 of Regulation S-K, which are incorporated herein by reference, are filed or furnished with this Amendment, in each case as indicated therein.

		Incorporation by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Amalgamation, as amended, as currently in effect	10-K	001-36421	3.1	02/24/2021

3.2	Amended and Restated By Law No. 2, as currently in effect	8-K	001-36421	3.2	04/27/2021

4.1	Form of Common Shares Certificate of the Company	10-K	001-36421	4.1	02/24/2021

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Description of the Registrant's Common Shares	10-K	001-36421	4.3	02/24/2021

10.1+	Form of Indemnity Agreement between the Registrant and each of its Directors and Executive Officers	10-K	001-36421	10.1	02/24/2021

10.2+	Form of Option Commitment under the Stock Option Plan	S-8	333-216447	99.2	03/03/2017

10.3+	Equity Incentive Plan	S-8	333-239048	99.1	06/09/2020

10.4#	Collaboration and Licensing Agreement between the Registrant and Otuska Pharmaceutical Co. Ltd. dated December 17, 2020	6-K	001-36421	99.2	12/30/2020

10.5#	Manufacturing Services Agreement between the Registrant and Lonza Ltd. dated November 16, 2020	10-K	001-36421	10.5	02/24/2021

10.6#	Lease agreement for space at 77 Upper Rock Circle, Rockville, MD between BOF II MD 77 Upper Rock LLC and Aurinia Pharma U.S. Inc. dated March 12, 2020	10-K	001-36421	10.6	02/24/2021

10.7#	Lease agreement for space at 2615-2629 Douglas Street, Victoria, BC between TC Evolution Limited Partnership and the Registrant dated August 12, 2020	10-K	001-36421	10.7	02/24/2021

10.8#	Lease agreement for space at Suite No. 1203 and No. 1201 Building No. 100, 4464 Markham Street Victoria, BC between University of Victoria Properties Investments, Inc. and the Registrant dated October 30, 2020	10-K	001-36421	10.8	02/24/2021

10.9#	Softgel Commercial Supply Agreement between the Registrant and Catalent Pharma Solutions, LLC dated August 28, 2020	10-K	001-36421	10.9	02/24/2021

10.10	Settlement Agreement among ILJIN Life Science Co. Ltd., Isotechnika Pharma Inc., and Aurinia Pharmaceuticals Inc., dated April 3, 2013	10-K	001-36421	10.10	02/24/2021

10.11+#	Employment Agreement between Aurinia Pharma U.S., Inc. and Peter Greenleaf dated April 11, 2019	10-K	001-36421	10.11	02/24/2021

10.12+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Max Colao dated February 10, 2020	10-K	001-36421	10.12	02/24/2021

10.13+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Max Donley dated July 15, 2019	10-K	001-36421	10.13	02/24/2021

10.14+#	Employment Agreement between the Registrant and Robert Huizinga dated October 1, 2017	10-K	001-36421	10.14	02/24/2021

10.15+#	Employment Agreement between the Registrant and Michael Martin dated October 1, 2017	10-K	001-36421	10.15	02/24/2021

10.16+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Joe Miller dated April 8, 2020	10-K	001-36421	10.16	02/24/2021

10.17+#	Employment Agreement between the Registrant and Stephen Robertson dated September 29, 2020	10-K	001-36421	10.17	02/24/2021

10.18+#	Employment Agreement between the Registrant and Neil Solomons dated October 1, 2017	10-K	001-36421	10.18	02/24/2021

10.19+#	Separation Agreement between Aurinia Pharma U.S., Inc. and Erik Eglite dated October 26, 2020	10-K	001-36421	10.19	02/24/2021

10.20+	Form of Inducement Grant Option Commitment	10-K	001-36421	10.20	02/24/2021

21.1	List of Subsidiaries of Registrant	10-K	001-36421	21.1	02/24/2021

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm	10-K	001-36421	23.1	02/24/2021

24.1	Power of Attorney (contained in signature page of the 2020 Annual Report on Form 10-K)	10-K	001-36421	24.1	02/24/2021

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	10-K	001-36421	31.1	02/24/2021

31.2*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Amendment)

31.3*	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Amendment)

32.1**	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	10-K	001-36421	32.1	02/24/2021

101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	10-K	001-36421	101.INS	02/24/2021

101.SCH	Inline XBRL Taxonomy Extension Schema Document	10-K	001-36421	101.SCH	02/24/2021

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	10-K	001-36421	101.CAL	02/24/2021

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	10-K	001-36421	101.DEF	02/24/2021

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	10-K	001-36421	101.LAB	02/24/2021

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	10-K	001-36421	101.PRE	02/24/2021

104.1	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	10-K	001-36421	104.1	02/24/2021

104.2*	Cover Page Interactive Data File for this Amendment (formatted as Inline XBRL)
*	Filed herewith.
**
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

April 30, 2021	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer
(Principal Executive Officer)