Form 10-Q
period 2021-03-31
Aurinia Pharmaceuticals Inc.
filed 2021-05-06
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to ________________
Commission file number: 001-36421
__________________________________________
Aurinia Pharmaceuticals Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

Alberta, Canada
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
#1203-4464 Markham Street Victoria, British Columbia V8Z 7X8	46-4129078
(Address of principal executive offices)
(250) 708-4272
Registrant’s telephone number, including area code
_____________________________________________
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of May 6, 2021, the registrant had 128,156,427 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC
Common Shares, no par value	AUP	Toronto Stock Exchange

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$156,591	$272,350
Short-term investments	191,668	125,979
Accounts receivable, net	1,187	—
Inventories, net	15,936	13,927
Prepaid expenses and other current assets	6,864	7,171
Total current assets	372,246	419,427

Non-current assets
Long-term investments	12,603	24,380
Other non-current assets	11,856	247
Property and equipment, net	4,758	4,786
Acquired intellectual property and other intangible assets, net	9,854	9,332
Right-of-use assets	5,761	5,489
Total assets	417,078	463,661

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	17,694	24,797
Other current liabilities (of which $2,000 and $6,000, due to related party in 2021 and 2020, respectively)	2,382	6,412
Operating lease liabilities	1,075	788
Total current liabilities	21,151	31,997

Non-current liabilities
Other non-current liabilities	17,893	16,295
Operating lease liabilities	7,806	7,619
Total liabilities	46,850	55,911
Commitments and contingencies (Note 18)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 128,121 and 126,725 shares issued and outstanding as at March 31, 2021 and December 31, 2020, respectively	952,673	944,328
Additional paid-in capital	43,889	39,383
Accumulated other comprehensive loss	(799)	(805)
Accumulated deficit	(625,535)	(575,156)
Total shareholder’s equity	370,228	407,750
Total liabilities and shareholders’ equity	$417,078	$463,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended
	March 31,
	2021	2020
	unaudited
Revenue
Product revenue, net	$884	$—
License revenue	30	30
Total revenue	914	30
Operating expenses:
Cost of sales	48	—
Selling, general and administrative	39,282	11,053
Research and development	9,833	13,835
Amortization of intangible assets	523	286
Other expense, net	1,771	1,916
Total cost and operating expenses	51,457	27,090
Loss from operations	(50,543)	(27,060)
Interest income	172	890
Net loss before income taxes	(50,371)	(26,170)
Income tax expense (benefit)	8	(238)
Net loss	$(50,379)	$(25,932)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax of $nil	6	—
Comprehensive loss	(50,373)	(25,932)
Basic and diluted loss per share	$(0.40)	$(0.23)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	127,401	112,209
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)

	Common Shares
(unaudited)	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at January 1, 2021	126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Shares issued on exercise of stock options	877	7,619	(2,620)	—	—	4,999
Exercise of warrants	519	726	(695)	—	—	31
Share-based compensation	—	—	7,821	—	—	7,821
Other comprehensive income	—	—	—	6	—	6
Net loss	—	—	—	—	(50,379)	(50,379)
Balance at March 31, 2021	128,121	$952,673	$43,889	$(799)	$(625,535)	$370,228

Balance at January 1, 2020	111,798	$746,487	$25,394	$(805)	$(472,476)	$298,600
Shares issued on exercise of stock options	688	4,450	(1,530)	—	—	2,920
Exercise of warrants	1	3	(1)	—	—	2
Shared-based compensation	—	—	3,496	—	—	3,496
Net loss and comprehensive loss for the period	—		—	—	(25,932)	(25,932)
Balance at March 31, 2020	112,487	$750,940	$27,359	$(805)	$(498,408)	$279,086
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Three Months Ended
	March 31,
	2021	2020
	unaudited
Cash flows used in operating activities:
Net loss	$(50,379)	$(25,932)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	165	12
Amortization of acquired intellectual property and other intangible assets	523	286
Share-based compensation expense	7,821	3,496
Other, net	(2,111)	870
Net changes in operating assets and liabilities
Accounts receivable	(1,187)	—
Inventories	(2,009)	—
Prepaid expenses and other current assets	308	(2,661)
Non-current assets	229	—
Right of use assets	(272)	(5,764)
Accounts payable and accrued liabilities	(7,103)	1,234
Lease liabilities	474	5,851
Net cash used in operating activities	(53,541)	(22,608)
Cash flows used in investing activities:
Purchase of short-term investments	(115,168)	(11,913)
Proceeds from maturities of short-investments	60,940	—
Purchases of equipment	(136)	(79)
Upfront lease payment	(11,838)	—
Internal use-software implementation costs	(1,039)	(86)
Capitalized patent costs	(6)	(48)
Net cash used in investing activities	(67,247)	(12,126)
Cash flows from financing activities
Proceeds from exercise of stock options	4,999	2,920
Proceeds from exercise of warrants	30	2
Net proceeds from issuance of common shares	—	—
Net cash provided by financing activities	5,029	2,922
Net decrease in cash and cash equivalents	(115,759)	(31,812)
Cash and cash equivalents, beginning of period	272,350	306,019
Cash and cash equivalents, end of period	$156,591	$274,207

Supplemental cash flow information
Cash received for interest	$425	$891
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies to treat targeted patient populations that are suffering from serious diseases with a high unmet medical need. The Company has developed LUPKYNISTM, an investigational drug, for the treatment of adult patients with active lupus nephritis (LN) and continues to conduct pre-clinical, clinical, and regulatory advancement to support the voclosporin development program.
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
2.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements for the three months ended March 31, 2021 have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited annual financial statements but does not include all disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation.
The Company operates as one operating segment in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting. The Company operates in one operating segment engaged in the research, development and commercialization of therapeutic drugs in which revenues are derived from license, contract and product revenues. The Company's chief operating decision maker (CODM), the chief executive officer, makes decisions based on the Company as a whole. Accordingly, the Company operates and makes decisions as one reporting unit.
These unaudited condensed consolidated financial statements are presented in U.S. dollars which is the Company's functional currency therefore there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statement of operations. All assets and liabilities denominated in a foreign currency are translated into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are translated at the average exchange rate during the period. Equity transactions are translated using historical exchange rates. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the condensed consolidated statements of operations.

We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. Taking into consideration the Company's cash and cash equivalents of $156.6 million and short term investments of $191.7 million as of March 31, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.
3.Summary of Significant Accounting Policies
Other than as described below, the Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Estimates: The preparation of our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP, requires us to make estimates, judgments and assumptions that may affect the reported amounts of assets, liabilities, revenues, expenses and related disclosure of contingent assets and liabilities in our condensed consolidated financial statements. We believe the most complex judgments result primarily from the need to make estimates about the effects of matters that are inherently uncertain and are significant to our condensed consolidated financial statements. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities. We evaluate our estimates, judgments and assumptions on an ongoing basis. Actual results may differ from these estimates under different assumptions or conditions and such differences may be material.
The most significant areas involving estimates, judgments and assumptions used in the preparation of our condensed consolidated financial statements are as follows:
•Revenue recognition;
•Cost of sales;
•Inventory;
•Royalty obligation;
•Contingent accruals;
•Clinical trial liabilities;
•Share-based compensation;
•Intangible assets; and
•Income taxes.
Concentration of Credit Risk: Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents, investments and accounts receivable. The Company attempts to minimize the risks related to cash and cash equivalents and investments by investing in a broad and diverse range of financial instruments. The Company established guidelines related to credit ratings and maturities intended to safeguard principal balances, earn a return on investments and to maintain liquidity. The Company's investment portfolio is maintained in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company does not enter into any investment transaction for trading or speculative purposes.

The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company may at times maintain cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation and Canada Deposit Insurance Corporation and concentrated within a limited number of financial institutions. The accounts are monitored by management to mitigate the risk. The Company is exposed to financial risk related to the fluctuation of foreign currency exchange rates which could have a material effect on its future operating results or cash flows. Foreign currency risk is the risk that variations in exchange rates between the United States dollar and foreign currencies, primarily with the Canadian dollar, will affect the Company's operating and financial results. The Company holds the majority of its cash and cash equivalents in U.S. dollars and the majority of its expenses are also denominated in U.S. dollars, which limits the risk of material foreign exchange fluctuations.

The Company currently has three main customers for U.S. commercial sales of LUPKYNIS and one customer for sales of voclosporin in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine. Revenues from two specialty pharmacies accounted for approximately 59% and 37% of the Company's total revenues. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. An allowance against accounts receivable is established, if needed, using an expected credit loss model. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and the Company could potentially incur credit losses.
Investments: The Company classifies its debt securities at acquisition as either held to maturity or available-for-sale in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments — Debt Securities. Investments classified as held to maturity are carried at fair value which is approximately equal to amortized cost when management has the positive intent and ability to hold them to maturity. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses on held to maturity and available-for-sale securities are recorded in other income (expense), net. Interest income (expense) is recorded separately on the consolidated statements of operations. The cost of securities sold is based on the specific-identification method.
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
Product Revenues
In the United States (and territories), the Company sells LUPKYNIS primarily to specialty pharmacies and a specialty distributor. These customers subsequently resell the Company's products to health care providers and patients. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.
Reserves for discounts and allowances: Product sales are recorded at the net sales price (transaction price), which includes estimates of variable consideration for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer). The Company's estimates of reserves established for variable consideration are generally calculated based upon utilizing the expected value method. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment.
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
Customer fees: The Company pays certain customer fees, such as fees for certain data that customers provide to the Company. The Company records fees paid to its customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and the Company can reasonably estimate the fair value of the goods or services received. If both conditions are met, the Company records the consideration paid to the customer as a selling, general and administrative (SG&A) expense.
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

Medicaid rebates relate to the Company's estimated obligations to states under established reimbursement arrangements. Rebate accruals are recorded in the same period that the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability, which is included in other current liabilities. The Company's liability for Medicaid rebates consists of estimates for claims that a state will make for the current quarter, claims for prior quarters that have been estimated for which an invoice has not been received, invoices received for claims from the prior quarters that have not been paid and an estimate of potential future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.
For Medicare, the Company also estimates the number of patients in the prescription drug coverage gap for whom the Company will owe an additional liability under the Medicare Part D program. The Company’s liability for these rebates consists of invoices received for claims from prior quarters that have not been paid or for which an invoice has not yet been received, estimates of claims for the current quarter, and estimated potential future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.
Co-payment assistance: Co-payment assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The program is administered by the specialty pharmacies. The calculation of the accrual adjustment for co-payment assistance is based on the co-payments made on the Company's behalf by the specialty pharmacies; and estimated potential future claims that will be made for product that has been recognized as revenue, but remains in the distribution channel inventories at the end of each reporting period.
License, Collaboration and Other Revenues
The Company enters into out-licensing agreements that are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees, development, regulatory and commercial milestone payments, payments for manufacturing supply services that the Company provides through its contract manufacturers, and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.
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
Milestone payments: At the inception of each arrangement that includes development or commercial sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-

evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. Any consideration related to sales-based royalties (and sales-based milestones) will be recognized when the related sales occur.
Research, Development and/or Manufacturing Services. The Company’s agreements may include research and development or manufacturing services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. If these services are determined not to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the combined performance obligation as the related performance obligations are satisfied.
Cost of sales: Cost of sales consist primarily of cost of inventories for LUPKYNIS, which mainly includes third party manufacturing costs, transportation, storage, insurance and allocated internal labor and depreciation.
Research and development costs: Research and development costs are accounted for in accordance with ASC Topic 730, Research and Development, (ASC 730) and are expensed as incurred. Research and development costs consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for research and development activities, including nonclinical studies, clinical trials, clinical manufacturing costs and professional services. The costs of services performed by others in connection with the research and development activities of the Company, including research and development conducted by others on behalf of the Company, shall be included in research and development costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers.
Selling, general and administrative expenses: The Company's selling, general and administrative (SG&A) expense includes commercial and allocated administrative personnel, corporate facility and external costs required to support the marketing and sales of LUPKYNIS. These selling, general and administrative costs include: corporate facility operating expenses and allocated depreciation; commercial, marketing and operations in support of LUPKYINIS; patient assistance program costs; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit and government affairs. We expense selling, general and administrative expenses as they are incurred.
The Company uses a third-party logistics provider to perform a full order to cash service, which includes warehousing and shipping directly to specialty pharmacies, and receiving orders from a specialty distributor for shipping to hospitals, on our behalf. As such, since these costs are not integral to bringing the inventories to a salable condition, we elected not to treat shipping and handling costs as a fulfillment activity. Shipping and handling costs related to order fulfillment are recorded in selling, general and administrative expenses.
Accounts receivable, net: Accounts receivable are stated at their net realizable value. As of March 31, 2021, accounts receivable, net are $1.2 million. Estimates of the Company's allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances. The allowance for doubtful accounts was $nil as of March 31, 2021 and March 31, 2020.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The adoption of the standard as of January 1, 2020 did not have a material impact on the Company’s consolidated financial statements.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The Company elected to adopt the amendment as of January 1, 2021, which did not have a material impact on the consolidated financial statements.
4.    Investments
As of March 31, 2021 and December 31, 2020, the Company had $191.7 million and $12.6 million and $126.0 million and $24.4 million of short and long-term investments, respectively, mainly consisting of commercial paper and bonds as summarized below. As of March 31, 2021, the Company classifies its investments as debt securities of which $89.1 million are held to maturity and $115.2 million are available-for-sale. As of December 31, 2020, $150.4 million were classified as held to maturity and $nil were available-for-sale.

(in thousands)	March 31, 2021	December 31, 2020
Cashable Guaranteed Investment Certificate (GIC)	$2,502	$2,000
Corporate Bond	41,524	40,372
Commercial Paper	133,907	67,747
Treasury Bill	5,910	7,999
Treasury Bond	5,021	5,045
Yankee Bond	2,804	2,816
Total short-term investments	191,668	125,979
Corporate Bonds - total long-term investments	12,603	24,380
Total investments	$204,271	$150,359

Currently the Company does not intend to sell investments that are classified as held-to-maturity and has the ability and intent to hold these investments until maturity in order to collect interest payments over the life of the investments. As of March 31, 2021 and December 31, 2020, accrued interest receivable from the investments were $0.4 million and $0.5 million, respectively. As of March 31, 2021, the Company had $6 thousand unrealized gains on available-for-sale securities, net of tax, which are included as a component of comprehensive loss. The Company's investments as of March 31, 2021 mature at various dates through June 2022.

5.    Inventories

Inventories are valued under a standard costing technique on a first-in, first out (FIFO) basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For our product LUPKYNIS, the Company commenced capitalization of inventory once FDA approval was deemed to be probable, which occurred during the third quarter of 2020. Capitalized costs of inventories for LUPKYNIS mainly includes third party manufacturing costs, transportation, storage, insurance, depreciation and allocated internal labor.

The components of inventory as of March 31, 2021 and December 31, 2020 are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Work in process	$14,367	$13,927
Finished goods	1,569	—
Total inventories	$15,936	$13,927

6.Prepaid Expenses and Other Current Assets

The following table summarizes prepaid expenses and other current assets.

(in thousands)	March 31, 2021	December 31, 2020
Prepaid assets	$4,139	$3,701
Prepaid insurance	939	2,054
Other current assets	1,180	1,018
Prepaid deposits	606	398
Total prepaid expenses and other current assets	$6,864	$7,171

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	March 31, 2021
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	11	$1,657	$(1,229)	$428
Acquired intellectual property and reacquired rights	11	15,126	(8,028)	7,098
Internal-use software implementation costs	3	2,713	(385)	2,328
	11	$19,496	$(9,642)	$9,854

	December 31, 2020
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	11	$1,651	$(1,203)	$448
Acquired intellectual property and reacquired rights	11	15,126	(7,770)	7,356
Internal-use software implementation costs	3	1,675	(147)	1,528
	11	$18,452	$(9,120)	$9,332
Amortization expense for the three-month periods ended March 31, 2021 and March 31, 2020 was $0.5 million and $0.3 million, respectively.
8.    Property and Equipment, net
Property and equipment as of March 31, 2021 and December 31, 2020 are as follows:

(in thousands)	March 31, 2021	December 31, 2020
Construction in progress	$279	$4,467
Leasehold improvements	2,951	34
Office equipment and furniture	1,604	83
Computer equipment	270	381
	5,104	4,965
Less accumulated depreciation	(346)	(179)
Property and equipment, net	$4,758	$4,786

Depreciation expense for the three-month periods ended March 31, 2021 and March 31, 2020 was $0.2 million and $nil, respectively, which is included in selling, general and administrative expenses in the condensed consolidated statements of operations.
9.    Lease Obligations
Victoria, British Columbia
During the fourth quarter of 2020, the Company entered into facility and furniture leases for its head office located in Victoria, British Columbia for a total space of 13,206 square feet of office space for the facility lease. The lease terms commenced on January 1, 2021 for the facility and furniture leases. As of March 31, 2021, the Company had $0.4 million right-of-use assets (ROU asset) and $0.4 million lease liabilities related to the leases. The Company recognized operating lease costs that are included in selling, general and administrative expense in the condensed consolidated statement of operations. The incremental borrowing rate applied to the lease liabilities was 4.08% based on financial position, geographical region and terms of leases.

During August 2020, the Company signed a lease for commercial office space in Victoria, British Columbia. The lease term is expected to begin in 2022. The present value of the minimum lease payments for this lease are $3.3 million. As of March 31, 2021, there has been no accounting recognition associated with this lease, as the Company has not been granted access to the building.
Rockville, Maryland Lease
During March 2020, the Company entered into a lease for its commercial office in Rockville, Maryland. The lease has a remaining term of approximately 11 years and has an option to extend for two five-year periods after the 11 years has elapsed and an option to terminate after seven years. As of March 31, 2021, the Company had a right-of-use asset of $5.4 million and lease liability of $8.5 million included in the condensed consolidated balance sheets. As of December 31, 2020, the Company had a right of use asset of $5.5 million and lease liability of $8.4 million included in the condensed consolidated balance sheets. During 2020, the Company received reimbursements for tenant leasehold improvements by the landlord in the amount of $2.3 million for the Maryland lease. The Company recorded these leasehold improvement incentives as additions to the lease liability and construction in progress. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta Canada
During the fourth quarter of 2020, the Company entered into an agreement to lease premises in Edmonton, Alberta, commencing on October 1, 2020 and ending September 30, 2021. The lease agreement is considered a short-term lease as the term is twelve months. The Company recognizes short-term leases on a straight-line basis and did not record a related lease asset or liability for the Edmonton lease. The Company recognized short-term rent expense for this lease, which is included in selling, general and administrative expense in the condensed consolidated statement of operations.
The following table provides supplemental balance sheet information related to the operating lease ROU asset and lease liabilities:

(in thousands)	Balance Sheet Classification	March 31, 2021	December 31, 2020
Assets
Operating lease right of-use assets	Right-of-use assets	$5,761	$5,489

Liabilities
Current operating lease liabilities	Current operating lease liabilities	1,075	$788
Non-current operating lease liabilities	Non-current operating lease liabilities	7,806	7,619
Total lease liabilities		$8,881	$8,407

Beginning January 1, 2021 the Company began to incur variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs for the three-month periods ended March 31, 2021. The following provides a summary of the components of leasing costs and rent for the three-month periods ended March 31, 2021 and March 31, 2020.

(in thousands)	Consolidated Statement of Operations	March 31, 2021	March 31, 2020
Operating lease costs
Operating lease costs	Selling, general and administrative	$261	$65

Short-term lease costs
Office Building	Selling, general and administrative	7	76

Variable lease costs
Office building	Selling, general and administrative	41	1
Total rent expense		$309	$142
The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2021:

	As of March 31, 2021
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	10.05	5.18%
The following table provides a summary of lease liability maturities for the next five years and thereafter:

(in thousands)	Operating Lease Payments
Remainder of 2021	$484
2022	1,144
2023	1,061
2024	1,085
2025	1,110
Thereafter	6,773
Total future minimum lease payments	11,657
Less: lease imputed interest	(2,776)
Total future minimum lease payments	$8,881
Finance Lease
On December 15, 2020, the Company entered into a collaborative agreement with Lonza to build a dedicated manufacturing facility within Lonza’s existing small molecule facility in Visp, Switzerland. The dedicated facility (also referred to as "monoplant") will be equipped with state-of-the-art manufacturing equipment to provide cost and production efficiency for the manufacture of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand.
Upon completion of the monoplant, the Company will have the right to maintain unobstructed use of the monoplant by paying a quarterly fixed facility fee. The first capital expenditure payment was made in February 2021 of $11.8 million which was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment is not due until the facility fulfills the required operational qualifications which is estimated to be the beginning of 2023.

The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $91.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.
10.Accounts Payable and Accrued Liabilities
The following table summarizes the Company's accounts payable and accrued liabilities.

(in thousands)	March 31, 2021	December 31, 2020
Trade payables	$2,182	$2,635
Other accrued liabilities	9,727	10,855
Employee accruals	5,785	11,307
Total accounts payable and accrued liabilities	$17,694	$24,797

11.Non-current Liabilities

The Company recorded other non-current liabilities of $17.9 million and $16.3 million as of March 31, 2021 and December 31, 2020, respectively. The balance as of March 31, 2021 and December 31, 2020 primarily included royalty obligations that are the result of a resolution of the board of directors of the Company dated March 8, 2012 whereby certain executive officers at that time were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events.
12.Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. Estimated fair values of held to maturity and available-for-sale debt securities are generally based on prices obtained from commercial pricing services.
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
The Company's Level 1 instruments include deposits held with banks and short-term investments that are valued using quoted market prices. Level 2 instruments include the Company's short and long-term investments that are valued through third-party pricing services that use verifiable observable market data.
There were no transfers between Level 1, Level 2 and Level 3 in the periods presented.

The following tables present the financial assets measured at fair value on a recurring basis:

	March 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$110,050	$—	$—	$110,050
Short-term highly liquid investments	46,511	30	—	46,541
Investments	133,907	70,364		204,271
	$290,468	$70,394	$—	$360,862

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$130,807	$—	$—	$130,807
Short-term highly liquid investments	141,543	—	—	141,543
Investments	69,746	80,613	—	150,359
	$342,096	$80,613	$—	$422,709

13.License and Collaboration Agreements
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of oral LUPKYNIS for the treatment of adult patients with active LN in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine.

As part of the agreement, Aurinia received an upfront cash payment of $50.0 million for the license agreement, and has the potential to receive up to $50.0 million in regulatory milestones. Aurinia will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on achievement of sale thresholds) on net sales upon commercialization, along with additional milestone payments based on the attainment of certain annual sales by Otsuka. In addition, a supply agreement will be negotiated in the future.

The Company evaluated the Otsuka Agreement under ASC 606. Based on that evaluation, the license transferred was determined to be functional intellectual property (IP) that has significant standalone functionality. That is, the treatment of LN and other diseases provides significant benefit to Otsuka at the point of transfer, and it is not expected that the utility of the IP will substantively change as a result of any remaining clinical trials or ongoing activities of Aurinia. The Company determined the upfront fee of $50.0 million was fixed consideration for the transfer of the license and was recognized upon transfer of the license in December 2020.

The remaining forms of consideration are variable because they are dependent on achieving milestones or are based on aggregate future net sales for the regions. None of the regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the magnitude of a potential reversal of revenue, uncertainty about if or when the milestone related performance obligations might be achieved and that receipt of the milestones are outside the control of the Company since they are dependent on efforts to be undertaken by Otsuka and regulatory approval by various foreign government agencies. Any consideration related to sales-based royalties (and sales-based thresholds) will be recognized when the related sales occur.

As of March 31, 2021 there has been no additional consideration earned or received since the upfront payment of $50.0 million in the quarter ended December 31, 2020.

14.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Common shares that could potentially dilute basic net loss per common share in the future that could be issued from the exercise of stock options and warrants were not included in the computation of the diluted loss per common share for the three-month periods ended March 31, 2021 and March 31, 2020 because to do so would be anti-dilutive. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended March 31,
(in thousands, except per share data)	2021	2020
Net loss	$(50,379)	$(25,932)
Weighted average common shares outstanding	127,401	112,209
Net loss per common share (expressed in $ per share)	$(0.40)	$(0.23)
The outstanding number and type of securities in the following table would potentially dilute basic loss per common share in the future and therefore, were not included in the computation of diluted loss per share, because to do so would have reduced the loss per common share (anti-dilutive).

	Three months ended March 31,
(in thousands)	2021	2020
Stock options	14,771	9,685
Warrants	1,014	1,690
	15,785	11,375

15.Share-based Compensation
The Company's Equity Incentive Plan (the Plan) was adopted and approved in 2012 and re-approved in May 2014. The Plan was amended as to Section 2.2 by the shareholders of the Company in June 2016 and amended and restated in June 2020. The purpose of the Plan is to advance the interest of the Company by encouraging equity participation in the Company through the acquisition of common shares. As of March 31, 2021 and December 31, 2020, 128.1 million and 126.7 million, common shares were issued and outstanding, resulting in a maximum of 16.0 million and 15.8 million, respectively, options available for issuance under the Plan.

Stock Options

The Plan requires the exercise price of each option not to be less than the closing market price of the Company’s common shares on the day immediately prior to the date of grant. The board of directors approves the vesting criteria and periods at its discretion. The options issued under the plan are accounted for as equity-settled share-based payments.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company considers historical volatility of its common shares in estimating its future stock price volatility. The risk-free interest rate for the expected life of the options was based on the yield available on government benchmark bonds with an approximate equivalent remaining term at the time of the grant. The expected life is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The following weighted average assumptions were used to estimate the fair value of the options granted during the three-month periods ended March 31, 2021 and March 31, 2020:

	March 31, 2021	March 31, 2020
Annualized volatility	66%	43%
Risk-free interest rate	0.28%	1.20%
Expected life of options in years	4.0 years	3.0 years
Estimated forfeiture rate	8.9%	13.0%
Dividend rate	0.0%	0.0%
Fair value per common share option	$6.72	$5.44

Performance Awards
On October 23, 2020, the Company issued 439,000 performance awards (PAs) to executive management of the Company whose vesting is contingent upon meeting specific performance metrics based on the results for the year ended December 31, 2021. Each performance award which vests entitles the participant to receive common shares on the basis of the performance metrics set. On March 18, 2021 performance metrics were set and formally communicated. Therefore, March 18, 2021 was the grant date and the fair value on the grant date was $13.56. The Company recorded approximately $0.2 million and $nil of share-based compensation expense related to executive performance awards during the three months ended March 31, 2021 and March 31, 2020, respectively.

The following table summarizes the equity award activity during the three months ended March 31, 2021:

	March 31, 2021
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - Beginning of Period	14,486	11.35
Granted	1,392	13.62
Exercised	(877)	5.65
Forfeited	(230)	12.33
Outstanding - End of Period	14,771	12.94
Vested and expected to vest - End of Period	897	13.11
Options exercisable - End of Period	5,014	8.15
Compensation Expense
The Company recognized share-based compensation expense for the three-month periods ended March 31, 2021 and March 31, 2020 as follows:

(in thousands)	March 31, 2021	March 31, 2020
Research and development	$1,074	$1,217
Selling, general and administrative	6,641	2,279
Capitalized under inventories	106	—
Share-based compensation expense	$7,821	$3,496
At March 31, 2021, there was $36.6 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.3 years.

16.Income Taxes

The effective tax rates for the three months ended March 31, 2021 and March 31, 2020 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances. The Company recognized an income tax expense of $8 thousand for the three months ended March 31, 2021 and an income tax benefit of $0.2 million for the three months ended March 31, 2020. The expense recognized for the three months ended March 31, 2021 was a result of income in a certain jurisdiction. This tax expense is not offset by a tax benefit as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions. The tax benefit recognized for the three months ended March 31, 2020 was a result of a discrete tax benefit recorded in the U.S. pursuant to certain tax provisions provided under the CARES Act. The CARES Act permits the Company to carry back net operating losses to offset taxable income generated in the five preceding years, some of which were taxed at a federal income tax rate higher than the current enacted rate.
17.Related Party Transactions
ILJIN is considered to be a related party due to their equity ownership of over 5%. The outstanding related party amount payable to ILJIN is the result of a settlement completed on September 20, 2013 between ILJIN and the Company. During the period ended March 31, 2021, Aurinia paid $4.0 million upon achievement of specific milestones. The amount payable to ILJIN of $2.0 million and $6.0 million as of March 31, 2021 and December 31, 2020 was recorded in other current liabilities and non-current liabilities, respectively.
Stephen P. Robertson was a partner at Borden Ladner Gervais (BLG) and acted as our corporate secretary through October 2020. We incurred legal fees in the normal course of business to BLG of $63 thousand for the quarter ended March 31, 2020 and did not incur similar fees in 2021. We had no ongoing contractual or other commitments as a result of engaging Mr. Robertson to act as our corporate secretary and Mr. Robertson received no additional compensation for acting as the corporate secretary. On November 2, 2020 we announced the appointment of Stephen Robertson as our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer.
18.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. The Company's commitments and contingencies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2020.
Manufacturing Commitments
We have various manufacturing agreements to support our commercial and clinical product supply requirements.

We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial and clinical drug substance requirements. We have firm orders with Lonza, with remaining total non-cancellable future commitments of approximately $25.4 million through 2023. If we terminate certain firm orders with Lonza without cause, we will be required to pay for drug substance scheduled for manufacture under our arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our belief that it has sufficient financial resources to fund its current plans for at least the next 12 months; and our potential to receive certain payments and royalties under its agreement with Otsuka . In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third party studies and reports; that our intellectual property rights are valid and do not infringe the intellectual property rights of third parties; our assumptions relating to the capital required to fund operations for the next 12 months; the assumption that our current good relationships with its suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2021 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Aurinia is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies to treat targeted patient populations that are suffering from serious diseases with a high unmet medical need. We have commercially launched LUPKYNIS in the United States for the treatment of adult patients with active LN, and continue to conduct pre-clinical, clinical, and regulatory advancement to support the voclosporin development program.
On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN. As a condition of approval, we are required to conduct two pediatric studies (with reports due in 2025 and 2031), a milk only lactation study (with a report due in 2026), a drug-drug interaction study (with a report due in 2023) and submit a final study report on our AURORA-2 continuation study (by March 2022).
In addition, we plan to prepare a marketing authorization application (MAA) to be filed with the European Medicines Agency (EMA) by our partner Otsuka during the first half of 2021 seeking approval for the use of LUPKYNIS for the treatment of adult patients with active LN in the European Union, which includes Norway, Iceland and Liechtenstein.
LUPKYNIS is a calcineurin inhibitors (CNI) immunosuppressant, that has the potential to improve near and long-term outcomes in LN when used in combination with mycophenolate mofetil (MMF) and steroids, the current standard of care for LN (although not currently approved as such). By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can protect against proteinuria. Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation.
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

Recent Developments

On Friday, January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN. On Monday, January 25, 2021, we received our first patient start form and completed our first commercial sale within the same week.

Impact of COVID-19 Pandemic

In the event of a prolonged disruption related to the COVID-19 pandemic, there could be detrimental impact to our ongoing and future clinical trials, our ongoing commercial launch and future commercialization activities for LUPKYNIS, and our ability to access capital markets. For further information, refer to Item 1A. Risk Factors of our Annual Report on Form 10-K for the year ended December 31, 2020.
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 and any updates in Item 1. Note 3 from our Summary of Significant Accounting Policies.
There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report.
We believe that of our critical accounting policies, the most significant areas involving critical estimates, judgments and assumptions used in the preparation of our consolidated financial statements are as follows:
•Revenue recognition;
•Cost of sales;
•Inventory;
•Royalty obligation;
•Contingent accruals;
•Clinical trial liabilities;
•Share-based compensation;
•Intangible assets; and
•Income taxes.

Results of Operations
Comparison of the Three Months Ended March 31, 2021 and March 31, 2020
The following table sets forth our results of operations for the three months ended March 31, 2021 and March 31, 2020.

	Three Months Ended March 31,
	2021	2020	Change
	(in thousands)
Revenue
Product revenue, net	$884	$—	884
License revenue	30	30	—
Total revenue	914	30	884
Operating expenses:			—
Cost of sales	48	—	48
Selling, general and administrative	39,282	11,053	28,229
Research and development	9,833	13,835	(4,002)
Amortization of intangible assets	523	286	237
Other expense, net	1,771	1,916	(145)
Total cost and operating expenses	51,457	27,090	24,367
Loss from operations	(50,543)	(27,060)	(23,483)
Interest income	172	890	(718)
Net loss before income taxes	(50,371)	(26,170)	(24,201)
Income tax expense (benefit)	8	(238)	246
Net loss	$(50,379)	$(25,932)	(24,447)
Revenues
Total revenue was $0.9 million and $30 thousand for the three months ended March 31, 2021 and March 31, 2020.
Product Revenue, net
Product revenue, net was $0.9 million and $nil for the three months ended March 31, 2021 and March 31, 2020. The increase was primarily the result of $854 thousand for product revenue, net of adjustments for LUPKYNIS following FDA approval in January 2021.
Cost of Sales
Cost of sales were $48 thousand and $nil for the three months ended March 31, 2021 and March 31, 2020, respectively. The increase was the result of commercial sales of LUPKYNIS and drug substance. Gross margin for the three months ended March 31, 2021 was approximately 95%.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased to $39.3 million for the three months ended March 31, 2021 compared to $11.1 million for the three months ended March 31, 2020. Selling, general and administrative expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Salaries, incentive pay and employee benefits	$19,194	$3,578
Professional fees and services	8,717	3,859
Share-based compensation expense	6,641	2,279
Other public company costs, facility costs, insurance, information technology, amortization of property and equipment	3,282	1,042
Travel, trade shows and sponsorships	1,448	295
	$39,282	$11,053
The primary drivers for the increase in selling, general and administrative spend were an increase in salaries, incentive pay and employee benefits and share-based compensation expense related to the expansion of the commercial team. The increase was also due to administrative functions to support the launch of LUPKYNIS and professional fees for activities such as patient assistance programs, consulting, recruiting, legal, market research and finance and insurance. Following FDA approval, approximately $2.0 million of salaries and expenses have been allocated to selling, general and administrative expense related to post approval support of LUPKYNIS.
Research and Development Expenses
Research and development (R&D) expenses were $9.8 million and $13.8 million for the three months ended March 31, 2021 and March 31, 2020, respectively. R&D consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Contract research organizations (CRO) and third party clinical trial expenses	$4,632	$8,012
Clinical supply and distribution	1,232	2,409
Salaries, incentive pay and employee benefits	3,024	1,928
Share-based compensation expense	1,074	1,217
Travel, insurance, patent annuity fees, legal fees and other	(129)	269
	$9,833	$13,835
The primary drivers for the decrease in R&D spend during the three months ended March 31, 2021 were lower CRO expenses and other third party clinical trial expenses together with a decrease in clinical supply and distribution costs following the approval of LUPKYNIS, including a reduction in NDA preparation costs, capitalization of supply costs following approval, and termination of the dry eye trial during the fourth quarter of 2020. The decrease was partially offset by an increase in salaries, incentive pay and employee benefits. Following FDA approval, approximately $2.0 million of salaries and expenses have been allocated to SG&A related to post approval support of LUPKYNIS.
Other Expenses, net
Other expenses, net was $1.8 million and $1.9 million for the three months ended March 31, 2021 and March 31, 2020, respectively. For the three months ended March 31, 2021, other expense relates primarily to the increase in royalty obligation due to the passage of time. For the three months ended March 31, 2020, the expense relates primarily to foreign exchange loss related to the Company’s Canadian denominated bank accounts due to a significant decrease in the Canadian dollar against the U.S. dollar and an increase in the royalty obligation due to the passage of time and increase in discount rate.
Liquidity and Capital Resources
As of March 31, 2021, we had cash and cash equivalents of $156.6 million and short-term investments of $191.7 million compared to cash and cash equivalents of $272.4 million and short-term investments of $126.0 million at December 31, 2020. Cash and cash equivalents and short-term investments are primarily held in U.S. dollars. As of March 31, 2021 and December 31, 2020, we had working capital of $351.1 million and $387.4 million, respectively.

We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. Taking into consideration the cash and cash equivalents and short term investments balance as of March 31, 2021, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post approval commitments, manufacturing commercial drug supply, conducting our planned R&D programs and funding our supporting corporate and working capital for at least the next 12 months.

Sources and Uses of Cash
The following table summarizes our cash flows for the three months ended March 31, 2021 and March 31, 2020:

	Three Months Ended March 31,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(53,541)	$(22,608)
Investing activities	(67,247)	(12,126)
Financing activities	5,029	2,922
Net change in cash and cash equivalents	$(115,759)	$(31,812)

Cash used in operating activities during the three months ended March 31, 2021 was $53.5 million, an increase of $30.9 million from cash used in operating activities of $22.6 million during the three months ended March 31, 2020 due to continued support of commercialization efforts in addition to a one-time payment to a related party upon achievement of specific milestones. In the prior year, the Company was still in the development phase of LUPKYNIS and as a result, did not incur any material related selling expenses.
Cash used in investing activities during the three months ended March 31, 2021 was $67.2 million compared to cash used in investing activities of $12.1 million during the three months ended March 31, 2020. Investing activities during the three months ended March 31, 2021 consisted primarily of $115.2 million for purchases of investments offset by $60.9 million of proceeds of maturities of investments. Cash used in investing activities of $12.1 million for the three months ended March 31, 2020 was primarily attributable to purchases of short-term investments.
Cash provided by financing activities during the three months ended March 31, 2021 was $5.0 million compared to cash provided by financing activities of $2.9 million during the three months ended March 31, 2020. The increase was primarily due to the proceeds of stock options exercised.
Off‑Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as such term is defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Act.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 3. Quantitative and Qualitative Disclosures About Market Risks

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
A 10% increase of the U.S. dollar would have increased the net loss by $0.3 million assuming all other variables remained constant. An assumed 10% weakening of the U.S. dollar would have had an equal but opposite effect to the amounts shown above assuming all other variables remained constant.
Credit risk
Our exposure to credit risk generally consists of cash and cash equivalents, investments and receivables. We place our cash and cash equivalents with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer. The creditworthiness of our customers is monitored and we have internal policies regarding customer credit limits to mitigate credit risk with customers.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the three months ended March 31, 2021, in connection with the approval and commercial availability of LUPKYNIS, we designed and implemented new procedures and controls around our product net sales and inventory processes. No other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) occurred during the quarter ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
There are no material developments in respect of previously disclosed litigation to report.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.
Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

3.1	Articles of Amalgamation, as amended, as currently in effect (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K with the SEC on February 24, 2021 and incorporated herein by reference)

3.2	By Law No. 2, in effect from June 7, 2020 to April 22,2021 (filed as Exhibit 4.2 to the Company's Form S-8 with the SEC on June 9, 2020 and incorporated herein by reference)

3.3
Amended and Restated By-Law No. 2 amended as of April 23, 2021 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference)

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith
**	Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

May 6, 2021	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

May 6, 2021	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)