Form 10-Q
period 2021-06-30
Aurinia Pharmaceuticals Inc.
filed 2021-08-05
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to ________________
Commission file number: 001-36421
__________________________________________
Aurinia Pharmaceuticals Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

Alberta, Canada
(State or other jurisdiction of incorporation or organization)
#1203-4464 Markham Street Victoria, British Columbia V8Z 7X8	46-4129078
(Address of principal executive offices)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of August 4, 2021, the registrant had 128,395,927 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$121,561	$272,350
Short-term investments	197,176	125,979
Accounts receivable, net	4,418	—
Inventories, net	17,376	13,927
Prepaid expenses and other current assets	9,158	7,171
Total current assets	349,689	419,427

Non-current assets
Long-term investments	5,004	24,380
Other non-current assets	11,856	247
Property and equipment, net	4,813	4,786
Acquired intellectual property and other intangible assets, net	9,291	9,332
Right-of-use assets	5,615	5,489
Total assets	386,268	463,661

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	25,831	24,797
Other current liabilities (of which $2,000 and $6,000, due to related party in 2021 and 2020, respectively)	2,372	6,412
Operating lease liabilities	1,112	788
Total current liabilities	29,315	31,997

Non-current liabilities
Other non-current liabilities	16,872	16,295
Operating lease liabilities	7,824	7,619
Total liabilities	54,011	55,911
Commitments and contingencies (Note 18)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 128,396 and 126,725 shares issued and outstanding as at June 30, 2021 and December 31, 2020, respectively	954,572	944,328
Additional paid-in capital	51,022	39,383
Accumulated other comprehensive loss	(792)	(805)
Accumulated deficit	(672,545)	(575,156)
Total shareholder’s equity	332,257	407,750
Total liabilities and shareholders’ equity	$386,268	$463,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenue
Product revenue, net	$6,591	$—	$7,475	$—
License revenue	29	29	59	59
Total revenue	6,620	29	7,534	59
Operating expenses:
Cost of sales	308	—	356	—
Selling, general and administrative	43,786	15,449	83,068	26,502
Research and development	10,091	11,076	19,924	24,911
Amortization of intangible assets	536	300	1,059	586
Other (income) expense, net	(967)	67	804	1,983
Total cost and operating expenses	53,754	26,892	105,211	53,982
Loss from operations	(47,134)	(26,863)	(97,677)	(53,923)
Interest income	142	321	314	1,211
Net loss before income taxes	(46,992)	(26,542)	(97,363)	(52,712)
Income tax expense (benefit)	18	2	26	(236)
Net loss	(47,010)	(26,544)	(97,389)	(52,476)
Other comprehensive loss:
Unrealized gain on available-for-sale securities, net of tax of $nil	7	—	13	—
Comprehensive loss	$(47,003)	$(26,544)	$(97,376)	$(52,476)
Basic and diluted loss per share	$(0.37)	$(0.24)	$(0.76)	$(0.47)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	128,222	112,576	127,814	112,392
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three months ended June 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2021	128,121	$952,673	$43,889	$(799)	$(625,535)	$370,228
Shares issued on exercise of stock options	275	1,899	(620)	—	—	1,279
Exercise of warrants	—	—	—	—	—	—
Share-based compensation	—	—	7,753	—	—	7,753
Other comprehensive income	—	—	—	7	—	7
Net loss	—	—	—	—	(47,010)	(47,010)
Balance at June 30, 2021	128,396	$954,572	$51,022	$(792)	$(672,545)	$332,257

	Common Shares
Three months ended June 30, 2020	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2020	112,487	$750,940	$27,359	$(805)	$(498,408)	$279,086
Shares issued on exercise of stock options	218	1,418	(463)	—	—	955
Exercise of warrants	—	(1)	—	—	—	(1)
Shared-based compensation	—	—	4,202	—	—	4,202
Net loss and comprehensive loss for the period	—		—	—	(26,544)	(26,544)
Balance at June 30, 2020	112,705	$752,357	$31,098	$(805)	$(524,952)	$257,698

	Common Shares
Six months ended June 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Shares issued on exercise of stock options	1,152	9,518	(3,240)	—	—	6,278
Exercise of warrants	519	726	(695)	—	—	31
Share-based compensation	—	—	15,574	—	—	15,574
Other comprehensive income	—	—	—	13	—	13
Net loss	—	—	—	—	(97,389)	(97,389)
Balance at June 30, 2021	128,396	$954,572	$51,022	$(792)	$(672,545)	$332,257

	Common Shares
Six months ended June 30, 2020	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2019	111,798	$746,487	$25,394	$(805)	$(472,476)	$298,600
Shares issued on exercise of stock options	906	5,868	(1,993)	—	—	3,875
Exercise of warrants	1	2	(1)	—	—	1
Shared-based compensation	—	—	7,698	—	—	7,698
Net loss and comprehensive loss for the period	—		—	—	(52,476)	(52,476)
Balance at June 30, 2020	112,705	$752,357	$31,098	$(805)	$(524,952)	$257,698
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Six Months Ended
	June 30,
	2021	2020
	(unaudited)
Cash flows used in operating activities:
Net loss	$(97,389)	$(52,476)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	331	31
Amortization of intangible assets	1,059	586
Share-based compensation expense	15,574	7,698
Other, net	(2,904)	1,071
Net changes in operating assets and liabilities
Accounts receivable	(4,418)	(162)
Inventories	(3,449)	—
Prepaid expenses and other current assets	(1,987)	(4,411)
Non-current assets	229	—
Right of use assets	(126)	(5,649)
Accounts payable and accrued liabilities	1,031	2,464
Lease liabilities	529	6,202
Net cash used in operating activities	(91,520)	(44,646)
Cash flows used in investing activities:
Purchase of investments	(216,987)	(31,954)
Proceeds from investments	164,651	—
Purchases of equipment	(358)	(427)
Upfront lease payment	(11,838)	—
Additions to internal use-software implementation costs	(1,039)	(375)
Capitalized patent costs	(6)	(79)
Net cash used in investing activities	(65,577)	(32,835)
Cash flows from financing activities
Proceeds from exercise of stock options	6,278	3,875
Proceeds from exercise of warrants	30	1
Cash provided by financing activities	6,308	3,876
Net decrease in cash and cash equivalents	(150,789)	(73,605)
Cash and cash equivalents, beginning of period	272,350	306,019
Cash and cash equivalents, end of period	$121,561	$232,414

Supplemental cash flow information
Cash received for interest	$376	$1,211
Cash paid for taxes	$(236)	$(51)
Cash paid for amounts included in the measurement of lease liabilities	$(128)	$—

Supplemental disclosure of noncash transactions
Initial recognition of operating lease right-of-use asset	$419	$5,804
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies to treat targeted patient populations that are suffering from serious diseases with a high unmet medical need. The Company has developed LUPKYNISTM, for the treatment of adult patients with active lupus nephritis (LN) and continues to conduct pre-clinical, clinical, and regulatory advancement to support the voclosporin development program.
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
Aurinia is incorporated pursuant to the Business Corporations Act (Alberta). The Company’s common shares traded on both the Nasdaq Global Market (Nasdaq) under the symbol AUPH and on the Toronto Stock Exchange (TSX) under the symbol AUP. As of July 30, 2021, the Company's common shares will solely trade on the Nasdaq following the voluntary delisting by the Company from the TSX. Refer to Note 19 "Subsequent Event" for further discussion.
2.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation.
The Company operates as one operating segment in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 280, Segment Reporting. The Company operates in one operating segment engaged in the research, development and commercialization of therapeutic drugs in which revenues are derived from license, contract and product revenues. The Company's chief executive officer makes decisions for the Company and its subsidiaries as a whole. Accordingly, the Company operates and makes decisions as one reporting unit.
These unaudited condensed consolidated financial statements are presented in U.S. dollars which is the Company's functional currency therefore there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statement of operations. All assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are remeasured at the average exchange rate during the period. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the condensed consolidated statements of operations.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. Taking into consideration the Company's cash and cash equivalents and investments of $323.7 million as of June 30, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.

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
•Leases; and
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

The Company currently has three main customers for U.S. commercial sales of LUPKYNIS and one customer for sales of voclosporin in the European Union, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine. Revenues from two specialty pharmacies accounted for approximately 61% and 36% of the Company's total revenues for the three and six months ended June 30, 2021. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. An allowance against accounts receivable is established, if needed, using an expected credit loss model. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and the Company could potentially incur credit losses.

Investments: The Company classifies its debt securities at acquisition as either held to maturity or available-for-sale in accordance with the FASB ASC Topic 320, Investments — Debt Securities. Investments classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments classified as available-for-sale are carried at fair value with unrealized gains and losses reported in other comprehensive income/loss within shareholders’ equity. Realized gains and losses on held to maturity and available-for-sale securities are recorded in other income (expense), net. Interest income is recorded separately on the consolidated statements of operations. The cost of securities sold is based on the specific-identification method.
Revenue Recognition: Pursuant to ASC Topic 606, Revenue from Contracts with Customers (ASC 606), the Company recognizes revenue when a customer obtains control of promised goods or services. The Company records the amount of revenue that reflects the consideration that it expects to receive in exchange for those goods or services. Revenue is recognized through a five-step process: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) a performance obligation is satisfied. The Company only applies the five-step model to contracts when it is probable that the Company will collect the consideration it is entitled to in exchange for the goods or services it transfers to the customer. At contract inception, the Company assesses the goods or services promised within each contract and determines those that are performance obligations. Revenue is recognized for the applicable performance element when each distinct performance obligation is satisfied.
Product Revenues
In the United States (and territories), the Company sells LUPKYNIS primarily to two specialty pharmacies and a specialty distributor. These customers subsequently resell the Company's products to health care providers and patients. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.
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
Licenses of intellectual property: If the license to the Company’s intellectual property (IP) is determined to be distinct from the other performance obligations identified in the arrangement, the Company recognizes revenues from non-refundable, up-front fees allocated to the license when the license is transferred to the licensee and the licensee is able to use and benefit from the license. For licenses that are bundled with other promises, the Company utilizes judgment to assess the nature of the combined performance obligation to determine whether the combined performance obligation is satisfied over time or at a point in time and, if over time, the appropriate method of measuring progress for purposes of recognizing revenue from non-refundable, up-front fees. The Company evaluates the measure of progress each reporting period and, if necessary, adjusts the measure of performance and related revenue recognition.
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
Research, Development and/or Manufacturing Services. The Company’s agreements may include research and development (R&D) or manufacturing services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. If these services are determined not to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the combined performance obligation as the related performance obligations are satisfied.
Cost of sales: Cost of sales consist primarily of cost of inventories for LUPKYNIS, which mainly includes third party manufacturing costs, transportation, storage, insurance and allocated internal labor and depreciation.
Research and development expenses: R&D expenses are accounted for in accordance with ASC Topic 730, Research and Development, and are expensed as incurred. R&D costs consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for R&D activities, including nonclinical studies, clinical trials, clinical manufacturing costs and professional services. The costs of services performed by others in connection with the R&D activities of the Company, including R&D conducted by others on behalf of the Company, shall be included in R&D costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers.
Selling, general and administrative expenses: The Company's SG&A expenses include commercial and allocated administrative personnel, corporate facility and external costs required to support the marketing and sales of LUPKYNIS. These SG&A costs include: corporate facility operating expenses and allocated depreciation; commercial, marketing, pharmacovigilance, publications, tradeshows, advisory boards and operations in support of LUPKYINIS; patient assistance program costs; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit and government affairs. We expense SG&A expenses as they are incurred.
The Company uses a third-party logistics provider to perform a full order to cash service, which includes warehousing and shipping directly to specialty pharmacies, and receiving orders from a specialty distributor for shipping to hospitals, on our behalf. As such, since these costs are not integral to bringing the inventories to a salable condition, we elected not to treat shipping and handling costs as a fulfillment activity. Shipping and handling costs related to order fulfillment are recorded in SG&A expenses.
Accounts receivable, net: Accounts receivable are stated at their net realizable value. As of June 30, 2021, accounts receivable, net are $4.4 million. Estimates of the Company's allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances. The allowance for doubtful accounts was nil as of June 30, 2021 and as of December 31, 2020.
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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)-Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted ASU 2018-15 effective January 1, 2020.
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
4.    Investments
As of June 30, 2021 and December 31, 2020, the Company had $197.2 million and $5.0 million and $126.0 million and $24.4 million of short and long-term investments, respectively, mainly consisting of commercial paper and bonds as summarized below. As of June 30, 2021, the Company classifies its investments as debt securities of which $48.5 million are held to maturity which are carried at amortized cost and approximate fair market value. As of June 30, 2021, $153.6 million are available-for-sale which are carried at fair market value. As of December 31, 2020, $150.4 million were classified as held to maturity and $nil were available-for-sale.

(in thousands)	June 30, 2021	December 31, 2020
Cashable Guaranteed Investment Certificate	$2,502	$2,000
Corporate Bond	35,048	40,372
Commercial Paper	152,923	67,747
Treasury Bill	3,910	7,999
Treasury Bond	—	5,045
Yankee Bond	2,793	2,816
Total short-term investments	197,176	125,979
Corporate Bonds - total long-term investments	5,004	24,380
Total investments	$202,180	$150,359

Currently, the Company does not intend to sell investments that are classified as held-to-maturity and has the ability and intent to hold these investments until maturity in order to collect interest payments over the life of the investments. As of June 30, 2021 and December 31, 2020, accrued interest receivable from the investments were $0.3 million and $0.5 million, respectively. During the three and six months ended June 30, 2021, the Company had $7 thousand and $13 thousand unrealized gains on available-for-sale securities, net of tax, which are included as a component of comprehensive loss, respectively. The Company's investments as of June 30, 2021 mature at various dates through August 2022.

5.    Inventories

Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. For our product LUPKYNIS, the Company commenced capitalization of inventory once FDA approval was deemed to be probable, which occurred during the third quarter of 2020. Capitalized costs of inventories for LUPKYNIS mainly include third party manufacturing costs, transportation, storage, insurance, depreciation and allocated internal labor.

The components of inventory as of June 30, 2021 and December 31, 2020 are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Work in process	$13,791	$13,927
Finished goods	3,585	—
Total inventories	$17,376	$13,927

6.Prepaid Expenses and Other Current Assets

The following table summarizes prepaid expenses and other current assets.

(in thousands)	June 30, 2021	December 31, 2020
Prepaid assets	$4,092	$3,701
Prepaid insurance	87	2,054
Other current assets	886	1,018
Prepaid deposits	4,093	398
Total prepaid expenses and other current assets	$9,158	$7,171

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	June 30, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,500	$(1,150)	$350
Acquired intellectual property and reacquired rights	15,125	(8,287)	6,838
Internal-use software implementation costs	2,714	(611)	2,103
	$19,339	$(10,048)	$9,291

	December 31, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,651	$(1,203)	$448
Acquired intellectual property and reacquired rights	15,126	(7,770)	7,356
Internal-use software implementation costs	1,675	(147)	1,528
	$18,452	$(9,120)	$9,332
Amortization expense for the three months ended June 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively, and for the six months ended June 30, 2021 and 2020 was $1.1 million and $0.6 million, respectively.

8.    Property and Equipment, net
Property and equipment as of June 30, 2021 and December 31, 2020 are as follows:

(in thousands)	June 30, 2021	December 31, 2020
Construction in progress	$455	$4,467
Leasehold improvements	2,978	34
Office equipment and furniture	1,621	83
Computer equipment	265	381
	5,319	4,965
Less accumulated depreciation	(506)	(179)
Property and equipment, net	$4,813	$4,786

Depreciation expense for the three month period ended June 30, 2021 and June 30, 2020 was $0.2 million and nil, respectively, and for the six months ended June 30, 2021 and 2020 was $0.3 million and nil. which is included in SG&A expenses in the condensed consolidated statements of operations.
9.    Lease Obligations
The Company has the following lease obligations:
Victoria, British Columbia
During the fourth quarter of 2020, the Company entered into facility and furniture leases for its head office located in Victoria, British Columbia for a total space of 13,206 square feet of office space for the facility lease. The lease terms commenced on January 1, 2021 for the facility and furniture leases. As of June 30, 2021, the Company had $0.3 million right-of-use assets (ROU assets) and $0.3 million lease liabilities related to the leases. The Company recognized operating lease costs that are included in SG&A expense in the condensed consolidated statement of operations. The incremental borrowing rate applied to the lease liabilities was 4.08% based on financial position, geographical region and terms of leases.
During August 2020, the Company signed a lease for commercial office space in Victoria, British Columbia. The lease term is expected to begin in 2022. The present value of the minimum lease payments for this lease are $3.4 million. As of June 30, 2021, the lease has not commenced and as a result there has been no accounting recognition associated with the lease.
Rockville, Maryland
During March 2020, the Company entered into a lease for its commercial office in Rockville, Maryland. The lease has a remaining term of approximately 11 years and has an option to extend for two five-year periods after the 11 years has elapsed and has an option to terminate after seven years. As of June 30, 2021, the Company had a right-of-use asset of $5.3 million and lease liability of $8.6 million included in the condensed consolidated balance sheets. As of December 31, 2020, the Company had a right of use asset of $5.5 million and lease liability of $8.4 million included in the condensed consolidated balance sheets. During 2020, the Company received reimbursements for tenant leasehold improvements by the landlord in the amount of $2.3 million for the Maryland lease. The Company recorded these leasehold improvement incentives as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta
During the fourth quarter of 2020, the Company entered into an agreement to lease premises in Edmonton, Alberta, commencing on October 1, 2020 and ending September 30, 2021. The lease agreement is considered a short-term lease as the term is twelve months. The Company recognizes short-term leases on a straight-line basis and did not record a related lease asset or liability for the Edmonton lease. The Company recognized short-term rent expense for this lease, which is included in SG&A expense in the condensed consolidated statement of operations.

The following table provides supplemental balance sheet information related to the operating lease ROU assets and lease liabilities:

(in thousands)	Balance Sheet Classification	June 30, 2021	December 31, 2020
Assets
Operating lease right of-use assets	Right-of-use assets	$5,615	$5,489

Liabilities
Current operating lease liabilities	Current operating lease liabilities	1,112	788
Non-current operating lease liabilities	Non-current operating lease liabilities	7,824	7,619
Total lease liabilities		$8,936	$8,407

Beginning January 1, 2021 the Company began to incur variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs for the three and six month periods ended June 30, 2021. The following provides a summary of the components of leasing costs and rent for the three and six month periods ended June 30, 2021 and June 30, 2020.

		Three months ended June 30,		Six Months Ended June 30,
(in thousands)	Consolidated Statement of Operations	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating lease costs
Operating lease costs	Selling, general and administrative	$261	$195	$522	$260

Short-term lease costs
Office Building	Selling, general and administrative	7	65	14	141

Variable lease costs
Office building	Selling, general and administrative	39	1	80	2
Total rent expense		$307	$261	$616	$403
The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2021:

	As of June 30, 2021
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	9.86	5.19%
The following table provides a summary of operating lease liabilities maturities for the next five years and thereafter:

(in thousands)	Operating Lease Payments
Remainder of 2021	$423
2022	1,147
2023	1,061
2024	1,085
2025	1,109
Thereafter	6,773
Total future minimum lease payments	11,598
Less: lease imputed interest	(2,662)
Total future minimum lease payments	$8,936
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
The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $96.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.
10.Accounts Payable and Accrued Liabilities
The following table summarizes the Company's accounts payable and accrued liabilities.

(in thousands)	June 30, 2021	December 31, 2020
Trade payables	$2,535	$2,635
Other accrued liabilities	7,996	6,616
Accrued R&D projects	4,483	4,185
Employee accruals	10,817	11,361
Total accounts payable and accrued liabilities	$25,831	$24,797

11.Non-current Liabilities

The Company recorded other non-current liabilities of $16.9 million and $16.3 million as of June 30, 2021 and December 31, 2020, respectively. The balance as of June 30, 2021 and December 31, 2020 primarily included obligations that are the result of a resolution of the board of directors of the Company dated March 8, 2012 whereby certain executive officers at that time were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events.

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
The Company's Level 1 instruments include deposits held with banks and short-term investments that are valued using quoted market prices. Level 2 instruments include the Company's short and long-term investments that are valued through third-party pricing services that use verifiable observable market data. The Company has no Level 3 instruments as of June 30, 2021 and December 31, 2020.
There were no transfers between Level 1, Level 2 and Level 3 instruments in the periods presented.
The following tables present the financial assets measured at fair value on a recurring basis:

	June 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$72,686	$—	$—	$72,686
Short-term highly liquid investments	48,875	35,601	—	84,476
Investments	152,923	13,656	—	166,579
	$274,484	$49,257	$—	$323,741

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$130,807	$—	$—	$130,807
Short-term highly liquid investments	141,543	—	—	141,543
Investments	69,746	80,613	—	150,359
	$342,096	$80,613	$—	$422,709

13.License and Collaboration Agreements
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of oral LUPKYNIS for the treatment of patients with active LN in the EU, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine.

As part of the agreement, Aurinia received an upfront cash payment of $50.0 million for the license agreement, and has the potential to receive up to $50.0 million in regulatory milestones. Aurinia will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on achievement of sale thresholds) on net sales upon commercialization, along with additional milestone payments based on the attainment of certain annual sales by Otsuka. In addition, voclosporin will be provided to Otsuka under a cost-plus supply agreement.

The Company evaluated the Otsuka Agreement under ASC 606. Based on that evaluation, the license transferred was determined to be functional IP that has significant standalone functionality. That is, the treatment of LN and other diseases provides significant benefit to Otsuka at the point of transfer, and it is not expected that the utility of the IP will substantively change as a result of any remaining clinical trials or ongoing activities of Aurinia. The Company determined the upfront fee of $50.0 million was fixed consideration for the transfer of the license and was recognized upon transfer of the license in December 2020.

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

As of June 30, 2021 there has been no additional consideration earned or received since the upfront payment of $50.0 million during the fourth quarter of 2020.
14.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Common shares that could potentially dilute basic net loss per common share in the future that could be issued from the exercise of stock options and warrants were not included in the computation of the diluted loss per common share for the six month periods ended June 30, 2021 and June 30, 2020 because to do so would be anti-dilutive. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss	$(47,010)	$(26,544)	$(97,389)	$(52,476)
Weighted average common shares outstanding	128,222	112,576	127,814	112,392
Net loss per common share (expressed in $ per share)	$(0.37)	$(0.24)	$(0.76)	$(0.47)
The outstanding number and type of securities in the following table would potentially dilute basic loss per common share in the future and therefore, were not included in the computation of diluted loss per share, because to do so would have reduced the loss per common share (anti-dilutive).

	Six months ended June 30,
(in thousands)	2021	2020
Stock options	14,778	10,961
Warrants	1,014	1,690
	15,792	12,651

15.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an additional 11.5 million shares. Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares. As of June 30, 2021 and December 31, 2020, 128.4 million and 126.7 million, common shares were issued and outstanding.

Stock Options

The Plan requires the exercise price of each option not to be less than the closing market price of the Company’s common shares on the day immediately prior to the date of grant. The board of directors approves the vesting criteria and periods at its discretion. The options issued under the plan are accounted for as equity-settled share-based payments.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company considers historical volatility of its common shares in estimating its future stock price volatility. The risk-free interest rate for the expected life of the options was based on the yield available on government benchmark bonds with an approximate equivalent remaining term at the time of the grant. The expected life is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The following weighted average assumptions were used to estimate the fair value of the options granted during the six month periods ended June 30, 2021 and June 30, 2020:

	June 30, 2021	June 30, 2020
Annualized volatility	66%	43%
Risk-free interest rate	0.35%	0.83%
Expected life of options in years	4.0 years	3.0 years
Estimated forfeiture rate	8.8%	13%
Dividend rate	0.0%	0.0%
Fair value per common share option	$6.59	$5.20

Performance Awards
On October 23, 2020, the Company issued 439,000 performance awards to executive management of the Company whose vesting is contingent upon meeting specific performance metrics based on the results for the year ended December 31, 2021. Each performance award which vests entitles the participant to receive common shares on the basis of the performance metrics set. On March 18, 2021 performance metrics were set and formally communicated. Therefore, March 18, 2021 was the grant date and the fair value on the grant date was $13.56. The Company recorded approximately $0.2 million and $0.4 million of share-based compensation expense related to executive performance awards during the three and six month periods ended June 30, 2021.

The following table summarizes the equity award activity during the six months ended June 30, 2021:

	June 30, 2021
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - Beginning of Period	14,486	11.35
Granted	1,816	13.34
Exercised	(1,152)	5.55
Cancelled/Forfeited	(372)	14.37
Outstanding - End of Period	14,778	13.56
Vested and expected to vest - End of Period	1,812	13.90
Options exercisable - End of Period	5,628	9.35

Compensation Expense
The Company recognized share-based compensation expense for the three and six month periods ended June 30, 2021 and June 30, 2020 as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Research and development	$1,089	$1,080	$2,163	$2,297
Selling, general and administrative	6,548	3,122	13,189	5,401
Capitalized under inventories	116	—	222	—
Share-based compensation expense	$7,753	$4,202	$15,574	$7,698
As of June 30, 2021, there was $38.2 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.2 years.

16.Income Taxes

The effective tax rates for the three and six months ended June 30, 2021 and June 30, 2020 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances. The Company recognized an income tax expense of $18 thousand and $26 thousand for the three and six months ended June 30, 2021 and an income tax expense (benefit) of $2 thousand and $236 thousand for the three and six months ended June 30, 2020, respectively. The expense recognized for the three and six months ended June 30, 2021 and three months ended June 30, 2020 was a result of income in a certain jurisdiction. This tax expense is not offset by a tax benefit as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions.

The tax benefit recognized for the six months ended June 30, 2020 was a result of a discrete tax benefit recorded in the US pursuant to certain tax provisions provided under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted in the United States on March 27, 2020. The CARES Act permits the Company to carry back net operating losses to offset taxable income generated in the five preceding years, some of which were taxed at a federal income tax rate higher than the current enacted rate.
17.Related Party Transactions
ILJIN is considered to be a related party due to their equity ownership of over 5%. The outstanding related party amount payable to ILJIN is the result of a settlement completed on September 20, 2013 between ILJIN and the Company. During the first quarter of 2021, Aurinia paid $4.0 million upon achievement of specific milestones. The amount payable to ILJIN of $2.0 million and $6.0 million as of June 30, 2021 and December 31, 2020 was recorded in other current liabilities, respectively.
Stephen P. Robertson was a partner at Borden Ladner Gervais LLP (BLG) and acted as our corporate secretary through October 2020. We incurred legal fees in the normal course of business to BLG of $0.1 million and $0.2 million for the three and six months ended June 30, 2020. We had no ongoing contractual or other commitments as a result of engaging Mr. Robertson to act as our corporate secretary and Mr. Robertson received no additional compensation for acting as the corporate secretary. On November 2, 2020 we announced the appointment of Stephen Robertson as our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer.
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
Manufacturing Commitments
The Company has various manufacturing agreements to support our commercial and clinical product supply requirements.

We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial and clinical drug substance requirements. We have firm orders with Lonza, with remaining total non-cancellable future commitments of approximately $25.4 million through 2023 of which $3.5 million was paid during the second quarter of 2021. If we terminate certain firm orders with Lonza without cause, we will be required to pay for drug substance scheduled for manufacture under our arrangement.
19.Subsequent Event
On July 16, 2021, the Company announced it will voluntarily delist the common shares of the Company from the TSX effective as of the close of trading on July 30, 2021. The Company’s common shares will no longer be traded on the TSX but will continue to trade on the Nasdaq under the symbol AUPH.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our belief that we have sufficient financial resources to fund our current plans for at least the next 12 months; and our potential to receive certain payments and royalties under our agreement with Otsuka . In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next 12 months; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2021 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
LUPKYNIS is a calcineurin inhibitor (CNI) immunosuppressant, that has the potential to improve near and long-term outcomes in LN when used in combination with mycophenolate mofetil and steroids, the current standard of care for LN (although not currently approved as such). By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can protect against proteinuria. Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation.
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

Developments

•On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN. As a condition of approval, we are required and are on track to conduct two pediatric studies (with reports due in 2025 and 2031), a milk only lactation study (with a report due in 2026), a drug-drug interaction study (with a report due in 2023) and submit a final study report on our AURORA-2 continuation study (by March 2022).
•On May 10, 2021, The Lancet. an international, peer-reviewed medical journal, published the results of the Company’s Phase 3 AURORA 1 study evaluating LUPKYNIS (voclosporin) in adults with LN.
•On May 20, 2021, we announced that the interim analysis of the AURORA 2 continuation study showed that subjects in the LUPKYNIS treatment arm sustained meaningful reductions in proteinuria, with no change in mean estimated glomerular filtration rate (eGFR) at 104 weeks of treatment.
•On June 7, 2021, our shareholders adopted and approved the Plan, which allows for the issuance of up to an additional 11.5 million shares. The purpose of the Plan is to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares. Also in June 2021, our shareholders adopted and approved the 2021 ESPP, which allows for the issuance of up to 2.5 million shares. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
•On June 14, 2021, we appointed Dr. Brinda Balakrishnan, M.D., Ph.D., to our Board of Directors effective June 14, 2021. Dr. Balakrishnan is Group Vice President, Corporate and Business Development of BioMarin Pharmaceutical Inc.
•On June 25, 2021, our licensing partner, Otsuka, filed an initial marketing authorization application with the European Medicines Agency seeking approval for the use of voclosporin for the treatment of adult patients with active LN in the European Union, as well as Norway, Iceland and Liechtenstein. Upon approval we would be eligible for up to an additional $30 million USD in approval related milestones, low double-digit royalties on sales, and additional revenues for the supply of product to Otsuka under a cost-plus arrangement.
•On July 16, 2021, we announced we will voluntarily delist the common shares from the TSX effective as of the close of trading on July 30, 2021. Our common shares will no longer be traded on the TSX but will continue to trade on the Nasdaq under the symbol AUPH.

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
Critical Accounting Policies and Significant Judgments and Estimates
The preparation of our unaudited condensed consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities, and the revenues and expenses incurred during the reported periods. We base our estimates on historical experience and on various other factors that we believe are relevant under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. We discussed accounting policies and assumptions that involve a higher degree of judgment and complexity in Note 2 to our consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2020 and any updates in Item 1. Note 3 from our Summary of Significant Accounting Policies.
There have been no material changes to our critical accounting policies and estimates as compared to those disclosed in our Annual Report.
We believe that of our critical accounting policies, the most significant areas involving critical estimates, judgments and assumptions used in the preparation of our consolidated financial statements are as follows:

•Revenue recognition;
•Cost of sales;
•Inventory;
•Royalty obligation;
•Contingent accruals;
•Clinical trial liabilities;
•Share-based compensation;
•Intangible assets;
•Leases; and
•Income taxes.
Results of Operations
Three and Six Month Periods ended June 30, 2021 compared to Three and Six Month Periods ended June 30, 2020
The following table sets forth our results of operations for the three and six month periods ended June 30, 2021 and June 30, 2020.

	Three months ended June 30,			Six Months Ended June 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Revenue
Product revenue, net	$6,591	$—	$6,591	$7,475	$—	$7,475
License revenue	29	29	—	59	59	—
Total revenue	6,620	29	6,591	7,534	59	7,475
Operating expenses:			—			—
Cost of sales	308	—	308	356	—	356
Selling, general and administrative	43,786	15,449	28,337	83,068	26,502	56,566
Research and development	10,091	11,076	(985)	19,924	24,911	(4,987)
Amortization of intangible assets	536	300	236	1,059	586	473
Other (income) expense, net	(967)	67	(1,034)	804	1,983	(1,179)
Total cost and operating expenses	53,754	26,892	26,862	105,211	53,982	51,229
Loss from operations	(47,134)	(26,863)	(20,271)	(97,677)	(53,923)	(43,754)
Interest income	142	321	(179)	314	1,211	(897)
Net loss before income taxes	(46,992)	(26,542)	(20,450)	(97,363)	(52,712)	(44,651)
Income tax expense (benefit)	18	2	16	26	(236)	262
Net loss	$(47,010)	$(26,544)	$(20,466)	$(97,389)	$(52,476)	$(44,913)
Revenues
Total revenue was $6.6 million and $29 thousand for the three months ended June 30, 2021 and June 30, 2020, respectively. Total revenue was $7.5 million and $59 thousand for the six months ended June 30, 2021 and June 30, 2020, respectively. Our revenues primarily consisted of license revenue and product revenue, net of adjustments, for LUPKYNIS following FDA approval in January 2021.
Cost of Sales
Cost of sales were $308 thousand and $nil for the three months ended June 30, 2021 and June 30, 2020, respectively. Cost of sales were $356 thousand and $nil for the six months ended June 30, 2021 and June 30, 2020, respectively. The increase was primarily the result of commercial sales of LUPKYNIS. Gross margin for the three and six months ended June 30, 2021 was approximately 95%.

Selling, General and Administrative Expenses
SG&A expenses increased to $43.8 million for the three months ended June 30, 2021 compared to $15.4 million for the three months ended June 30, 2020. For the six months ended June 30, 2021 and June 30, 2020, SG&A expenses were $83.1 million and $26.5 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Salaries, incentive pay and employee benefits	$19,548	$5,002	$38,742	$8,580
Professional fees and services	12,709	5,702	21,426	9,561
Share-based compensation expense	6,548	3,122	13,189	5,401
Other public company costs, facility costs, insurance, information technology, amortization of property and equipment	2,993	1,476	6,275	2,518
Travel, trade shows and sponsorships	1,988	147	3,436	442
	$43,786	$15,449	$83,068	$26,502
The primary drivers for the increase for the three and six months ended June 30, 2021 as compared to the same periods June 30, 2020 were an increase in salaries, incentive pay and employee benefits and share-based compensation expense related to the expansion of the commercial and administrative functions to support the launch of LUPKYNIS following FDA approval in January 2021. In addition to the increase of professional fees for activities such as patient assistance programs, consulting, recruiting, legal, market research and marketing.
Research and Development Expenses
R&D expenses were $10.1 million and $11.1 million for the three months ended June 30, 2021 and June 30, 2020, respectively. For the six months ended June 30, 2021 and June 30, 2020, R&D expenses were $19.9 million and $24.9 million, respectively. R&D expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2021	2020	2021	2020
Contract research organizations (CRO) and third party clinical trial expenses	$5,074	$5,335	$9,706	$13,347
Clinical supply and distribution	1,138	1,971	2,370	4,380
Salaries, incentive pay and employee benefits	2,713	2,447	5,737	4,375
Share-based compensation expense	1,089	1,080	2,163	2,297
Travel, insurance, patent annuity fees, legal fees and other	77	243	(52)	512
	$10,091	$11,076	$19,924	$24,911
The primary drivers for the decrease for the three and six months ended June 30, 2021 as compared to the same periods June 30, 2020 were lower CRO expenses and other third party clinical trial expenses together with a decrease in clinical supply and distribution costs following the approval of LUPKYNIS, including a reduction in new drug application preparation costs, capitalization of supply costs following approval, and termination of the dry eye trial during the fourth quarter of 2020. The decrease was partially offset by an increase in salaries, incentive pay and employee benefits.
Liquidity and Capital Resources
As of June 30, 2021, we had cash and cash equivalents and investments of $323.7 million compared to cash and cash equivalents and investments of $422.7 million at December 31, 2020. The decrease is primarily related to the commercial infrastructure spend to support the launch of LUPKYNIS, payments for inventory and an upfront payment made as part of a collaborative agreement with Lonza to build a dedicated manufacturing capability (or monoplant). Cash and cash equivalents and investments are primarily held in U.S. dollars. As of June 30, 2021 and December 31, 2020, we had working capital of $320.4 million and $387.4 million, respectively.

We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. Taking into consideration the cash and cash equivalents and investments as of June 30, 2021, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post approval commitments, manufacturing commercial drug supply, conducting our planned R&D programs and funding our supporting corporate and working capital for at least the next 12 months.

Cash Flow Summary
The following table summarizes our cash flows for the six months ended June 30, 2021 and June 30, 2020:

	Six months ended June 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(91,520)	$(44,646)
Investing activities	(65,577)	(32,835)
Financing activities	6,308	3,876
Net decrease in cash and cash equivalents	$(150,789)	$(73,605)

Net cash used in operating activities was $91.5 million for the six months ended June 30, 2021 compared to $44.6 million for the six months ended June 30, 2020. The increase is primarily due to the commercial infrastructure spend to support the launch of LUPKYNIS, payments for inventory and a one-time payment to a related party upon achievement of specific milestones. In the prior year, the Company was still in the development phase of LUPKYNIS and as a result, did not incur any material related selling expenses.
Cash used in investing activities during the six months ended June 30, 2021 was $65.6 million compared to cash used in investing activities of $32.8 million during the six months ended June 30, 2020. Investing activities during the six months ended June 30, 2021 consisted primarily of $217.0 million for purchases of investments and an $11.8 million for an upfront lease payment which was offset by $164.7 million of proceeds of maturities of investments. Cash used in investing activities of $32.8 million for the six months ended June 30, 2020 was primarily attributable to purchases of short-term investments.
Cash provided by financing activities during the six months ended June 30, 2021 was $6.3 million compared to cash provided by financing activities of $3.9 million during the six months ended June 30, 2020. The increase was primarily due to the proceeds of stock options exercised.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Our activities can expose us to market risks which include interest rate risk, foreign currency risk, inflation risk and credit risk. Risk management is carried out by management under policies approved by our board of directors. Our overall risk management program seeks to minimize adverse effects on our financial performance.
Interest rate risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. Our investment portfolio includes cash and cash equivalents and investments that earn interest at market rates. Our investments held during the year were comprised of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. These instruments have a maturity of less than two years. Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.
Foreign currency risk
We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar and Swiss franc, which could affect our operating and financial results. A 10% increase or decrease of the U.S. dollar would have no material effect assuming all other variables remained constant.
Inflation Risk
Inflation may generally affect us by increasing our cost of labor, commercial support and clinical trial costs. Inflation has not had a material effect on our business, financial condition or results of operations during the three and six months ended June 30, 2021 and 2020.
Credit risk
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Our management believes that there are currently no claims or actions pending against us, the ultimate dispositions of which could have a material adverse effect on our results of operations, financial condition or cash flows.
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

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. Exhibits 32.1 and 32.2 are being furnished and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

August 5, 2021	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

August 5, 2021	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)