Form 10-Q
period 2021-09-30
Aurinia Pharmaceuticals Inc.
filed 2021-11-03
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of November 2, 2021, the registrant had 129,670,345 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2021 and September 30, 2020	2
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three and nine months ended September 30, 2021 and September 30, 2020	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2021 and September 30, 2020	4
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27
Item 4.	Controls and Procedures	27
PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3.	Defaults Upon Senior Securities	29
Item 4.	Mine Safety Disclosures	29
Item 5.	Other Information	29
Item 6.	Exhibits	29
	Signatures	31

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2021	December 31, 2020
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$57,587	$272,350
Short-term investments	228,813	125,979
Accounts receivable, net	9,814	—
Inventories, net	19,293	13,927
Prepaid expenses and other current assets	13,712	7,171
Total current assets	329,219	419,427

Non-current assets
Long-term investments	—	24,380
Other non-current assets	11,838	247
Property and equipment, net	4,551	4,786
Acquired intellectual property and other intangible assets, net	8,926	9,332
Right-of-use assets	5,532	5,489
Total assets	360,066	463,661

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	29,970	24,797
Other current liabilities (of which $2,000 and $6,000, due to related party in 2021 and 2020, respectively)	6,456	6,412
Operating lease liabilities	1,111	788
Total current liabilities	37,537	31,997

Non-current liabilities
Other non-current liabilities	16,562	16,295
Operating lease liabilities	7,795	7,619
Total liabilities	61,894	55,911
Commitments and contingencies (Note 18)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 129,570 and 126,725 shares issued and outstanding as at September 30, 2021 and December 31, 2020, respectively	967,159	944,328
Additional paid-in capital	54,607	39,383
Accumulated other comprehensive loss	(794)	(805)
Accumulated deficit	(722,800)	(575,156)
Total shareholder’s equity	298,172	407,750
Total liabilities and shareholders’ equity	$360,066	$463,661
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)		(unaudited)
Revenue
Product revenue, net	$14,638	$—	$22,113	$—
License revenue	29	29	88	88
Total revenue	14,667	29	22,201	88
Operating expenses:
Cost of sales	254	—	610	—
Selling, general and administrative	44,128	30,702	127,196	57,204
Research and development	20,066	12,243	39,990	37,154
Amortization of intangible assets	517	316	1,576	902
Other (income) expense, net	55	(917)	859	1,066
Total cost of sales and operating expenses	65,020	42,344	170,231	96,326
Loss from operations	(50,353)	(42,315)	(148,030)	(96,238)
Interest income	106	170	420	1,381
Net loss before income taxes	(50,247)	(42,145)	(147,610)	(94,857)
Income tax expense (benefit)	8	(15)	34	(251)
Net loss	(50,255)	(42,130)	(147,644)	(94,606)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of nil	(2)	—	11	—
Comprehensive loss	$(50,257)	$(42,130)	$(147,633)	$(94,606)
Basic and diluted loss per share	$(0.39)	$(0.34)	$(1.15)	$(0.82)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	128,443	122,357	128,084	115,738
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended September 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2021	128,396	$954,572	$51,022	$(792)	$(672,545)	$332,257
Shares issued on exercise of stock options	1,172	12,579	(3,505)	—	—	9,074
Exercise of warrants	2	8	(2)	—	—	6
Share-based compensation	—	—	7,092	—	—	7,092
Other comprehensive income	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(50,255)	(50,255)
Balance at September 30, 2021	129,570	$967,159	$54,607	$(794)	$(722,800)	$298,172

	Common Shares
Three Months Ended September 30, 2020	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2020	112,705	$752,357	$31,098	$(805)	$(524,952)	$257,698
Issue of common shares	13,333	200,000	—	—	—	200,000
Shares issued on exercise of stock options	412	2,386	(861)	—	—	1,525
Share issue costs	—	(12,268)	—	—	—	(12,268)
Shared-based compensation	—	—	4,611	—	—	4,611
Net loss	—		—	—	(42,130)	(42,130)
Balance at September 30, 2020	126,450	$942,475	$34,848	$(805)	$(567,082)	$409,436

	Common Shares
Nine Months Ended September 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Shares issued on exercise of stock options	2,324	22,097	(6,745)	—	—	15,352
Exercise of warrants	521	734	(697)	—	—	37
Share-based compensation	—	—	22,666	—	—	22,666
Other comprehensive income	—	—	—	11	—	11
Net loss	—	—	—	—	(147,644)	(147,644)
Balance at September 30, 2021	129,570	$967,159	$54,607	$(794)	$(722,800)	$298,172

	Common Shares
Nine Months Ended September 30, 2020	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2019	111,798	$746,487	$25,394	$(805)	$(472,476)	$298,600
Shares issued on exercise of stock options	1,318	8,254	(2,854)	—	—	5,400
Issue of common shares	13,333	200,000	—	—	—	200,000
Share issue costs	—	(12,268)	—	—	—	(12,268)
Exercise of warrants	1	2	(1)	—	—	1
Shared-based compensation	—	—	12,309	—	—	12,309
Net loss	—		—	—	(94,606)	(94,606)
Balance at September 30, 2020	126,450	$942,475	$34,848	$(805)	$(567,082)	$409,436
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)
Cash flows used in operating activities:
Net loss	$(147,644)	$(94,606)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation of property and equipment	497	59
Amortization of intangible assets	1,576	902
Upfront license and milestone expense	10,000	—
Share-based compensation expense	22,666	12,309
Other, net	1,005	736
Net changes in operating assets and liabilities
Accounts receivable	(9,815)	—
Inventories	(5,366)	(471)
Prepaid expenses and other current assets	(6,541)	(3,725)
Non-current assets	247	—
Right of use assets	(43)	(5,576)
Accounts payable, accrued and other liabilities	1,149	9,012
Lease liabilities	499	8,298
Net cash used in operating activities	(131,770)	(73,062)
Cash flows used in investing activities:
Purchase of investments	(342,831)	(202,951)
Proceeds from investments	263,752	30,779
Upfront lease payment	(11,838)	—
Upfront license payment	(6,000)	—
Purchase of long-lived assets	(262)	(4,095)
Additions to internal use-software implementation costs	(1,198)	(982)
Capitalized patent costs	(6)	(83)
Net cash used in investing activities	(98,383)	(177,332)
Cash flows from financing activities
Proceeds from exercise of stock options	15,353	5,400
Proceeds from exercise of warrants	37	1
Net proceeds from issuance of common shares	—	187,732
Cash provided by financing activities	15,390	193,133
Net decrease in cash and cash equivalents	(214,763)	(57,261)
Cash and cash equivalents, beginning of period	272,350	306,019
Cash and cash equivalents, end of period	$57,587	$248,758

Supplemental cash flow information
Cash received for interest	$671	$891
Cash paid for taxes	$(236)	$(62)
Cash paid for amounts included in the measurement of lease liabilities	$(195)	$(68)
Supplemental disclosure of noncash transactions
Initial recognition of operating lease right-of-use asset	$419	$5,804
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
On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 is currently undergoing pre-clinical development with projected submission of an Investigational New Drug Application (IND) to the FDA by the end of 2022. It is anticipated that an IND for AUR300 is expected during the first half of 2023.
Aurinia's head office is located at #1203-4464 Markham Street, Victoria, British Columbia, Canada and its registered office is located at #201, 17873-106 A Avenue, Edmonton, Alberta. Aurinia also has a U.S. commercial office located at 77 Upper Rock Circle, Rockville, Maryland, United States.
Aurinia is incorporated pursuant to the Business Corporations Act (Alberta). The Company’s common shares traded on both the Nasdaq Global Market (Nasdaq) under the symbol AUPH and on the Toronto Stock Exchange (TSX) under the symbol AUP until July 30, 2021. As of July 30, 2021, the Company's common shares no longer trade on the TSX following the voluntary delisting by the Company and are solely traded on the Nasdaq.
2.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2020 was derived from audited annual financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020. The results of operations for the nine months ended September 30, 2021 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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

We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards our newly acquired assets AUR200 and AUR300. Taking into consideration the Company's cash and cash equivalents and investments of $286.4 million as of September 30, 2021, the Company believes that it has sufficient resources to fund its operations at least one year beyond the date that the unaudited condensed consolidated financial statements are issued.
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
•Clinical trial expenditures;
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

The Company currently has three main customers for U.S. commercial sales of LUPKYNIS and one customer for sales of voclosporin in the European Union, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine. Revenues from two customers accounted for approximately 59% and 40% of the Company's total revenues for the three and nine months ended September 30, 2021. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. An allowance against accounts receivable is established, if needed, using an expected credit loss model. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and the Company could potentially incur credit losses.
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
Co-payment assistance: Co-payment assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The program is administered by the specialty pharmacies. The calculation of the accrual adjustment for co-payment assistance is based on the co-payments made on the Company's behalf by the specialty pharmacies; and estimated potential future claims that will be made for product that has been recognized as revenue but remains in the distribution channel inventories at the end of each reporting period.
License, Collaboration and Other Revenues
The Company enters into out-licensing agreements that are within the scope of ASC 606, under which it licenses certain rights to its product candidates to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees, development, regulatory and commercial milestone payments, payments for manufacturing supply services and pass-through costs that the Company provides through its contract manufacturers, and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.
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
Research and development expenses: R&D expenses are accounted for in accordance with ASC Topic 730, Research and Development, and are expensed as incurred. R&D costs consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, acquired licenses, subcontractors (such as contract research organizations) and materials used for R&D activities, including nonclinical studies, clinical trials, clinical manufacturing costs and professional services. The costs of services performed by others in connection with the R&D activities of the Company, including R&D conducted by others on behalf of the Company, shall be included in R&D costs and expensed as the contracted work is performed. The Company accrues for costs incurred as the services are being provided by monitoring the status of the trial or project and the invoices received from its external service providers.
Selling, general and administrative expenses: The Company's SG&A expenses include commercial and allocated administrative personnel, corporate facility and external costs required to support the marketing and sales of LUPKYNIS. These SG&A costs include corporate facility operating expenses and allocated depreciation; commercial, marketing, pharmacovigilance, publications, tradeshows, advisory boards, samples and operations in support of LUPKYNIS; patient assistance program costs; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit and government affairs. We expense SG&A expenses as they are incurred.
The Company uses a third-party logistics provider to perform a full order to cash service, which includes warehousing and shipping directly to two specialty pharmacies and receiving orders from a specialty distributor for shipping to hospitals, on our behalf. As such, since these costs are not integral to bringing the inventories to a salable condition, we elected not to treat shipping and handling costs as a fulfillment activity. Shipping and handling costs related to order fulfillment are recorded in SG&A expenses.
Accounts receivable, net: Accounts receivable are stated at their net realizable value. As of September 30, 2021, accounts receivable, net are $9.8 million. Estimates of the Company's allowance for doubtful accounts are determined based on existing contractual payment terms, historical payment patterns of our customers and individual customer circumstances. The allowance for doubtful accounts was $nil as of September 30, 2021 and as of December 31, 2020.
Share-Based Compensation: The Company follows ASC Topic 718, Compensation - Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company records compensation expense based on the fair value on the grant date for all share-based payments related to stock options, performance awards, restricted stock units and purchases under the Company's Employee Stock Purchase Plan.
Recently adopted accounting pronouncements
In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. The standard requires that credit losses be reported using an expected losses model rather than the incurred losses model that is currently used, and establishes additional disclosures related to credit risks. For available-for-sale debt securities with unrealized losses, these standards now require allowances to be recorded instead of reducing the amortized cost of the investment. These standards limit the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and requires the reversal of previously recognized credit losses if fair value increases. The Company adopted the standard as of January 1, 2020 and did not have a material impact on the Company’s consolidated financial statements.
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
In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40)-Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the accounting for implementation costs incurred in a hosting arrangement that is a service contract with the accounting for implementation costs incurred to develop or obtain internal-use software under ASC 350-40, in order to determine which costs to capitalize and recognize as an asset and which costs to expense. ASU 2018-15 is effective for annual reporting periods, and interim periods within those years, beginning after December 15, 2019, and can be applied either prospectively to implementation costs incurred after the date of adoption or retrospectively to all arrangements. The Company adopted ASU 2018-15 effective January 1, 2020 and applied the standard prospectively to implementation costs incurred in its cloud computing arrangements.
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

4.    Investments
As of September 30, 2021 and December 31, 2020, the Company had $228.8 million and $nil and $126.0 million and $24.4 million of short and long-term investments, respectively, mainly consisting of commercial paper and bonds as summarized below. As of September 30, 2021, the Company classifies its investments as debt securities of which $21.5 million are held to maturity debt securities which are carried at amortized cost and are approximately equal to fair market value. As of September 30, 2021, $207.3 million are available-for-sale debt securities which are carried at fair market value and are approximately equal to amortized cost. As of December 31, 2020, $150.4 million were classified as held to maturity and $nil were available-for-sale.

(in thousands)	September 30, 2021	December 31, 2020
Cashable Guaranteed Investment Certificate	$5,644	$2,000
Corporate Bond	25,435	40,372
Commercial Paper	197,734	67,747
Treasury Bill	—	7,999
Treasury Bond	—	5,045
Yankee Bond	—	2,816
Total short-term investments	228,813	125,979
Corporate Bonds - total long-term investments	—	24,380
Total investments	$228,813	$150,359

Currently, the Company does not intend to sell investments that are classified as held-to-maturity and has the ability and intent to hold these investments until maturity in order to collect interest payments over the life of the investments. As of September 30, 2021 and December 31, 2020, accrued interest receivable from the investments were $0.1 million and $0.5 million, respectively. During the three and nine months ended September 30, 2021, the Company had $2 thousand and $11 thousand unrealized losses and gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. The Company's investments as of September 30, 2021 mature at various dates through September 2022.

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

The components of inventory as of September 30, 2021 and December 31, 2020 are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Raw materials	$2,217	$—
Work in process	12,074	13,927
Finished goods	5,002	—
Total inventories	$19,293	$13,927

6.Prepaid Expenses and Other Current Assets

The following table summarizes prepaid expenses and other current assets.

(in thousands)	September 30, 2021	December 31, 2020
Prepaid assets	$5,871	$3,701
Prepaid insurance	2,524	2,054
Other current assets	728	1,018
Prepaid deposits	4,589	398
Total prepaid expenses and other current assets	$13,712	$7,171

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	September 30, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,471	$(1,152)	$319
Acquired intellectual property and reacquired rights	15,125	(8,545)	6,580
Internal-use software implementation costs	2,873	(846)	2,027
	$19,469	$(10,543)	$8,926

	December 31, 2020
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,651	$(1,203)	$448
Acquired intellectual property and reacquired rights	15,126	(7,770)	7,356
Internal-use software implementation costs	1,675	(147)	1,528
	$18,452	$(9,120)	$9,332
Amortization expense for the three months ended September 30, 2021 and 2020 was $0.5 million and $0.3 million, respectively, and for the nine months ended September 30, 2021 and 2020 was $1.6 million and $0.9 million, respectively.

8.    Property and Equipment, net
Property and equipment as of September 30, 2021 and December 31, 2020 are as follows:

(in thousands)	September 30, 2021	December 31, 2020
Construction in progress	$360	$4,467
Leasehold improvements	2,978	34
Office equipment and furniture	1,621	83
Computer equipment	265	381
	5,224	4,965
Less accumulated depreciation	(673)	(179)
Property and equipment, net	$4,551	$4,786

Depreciation expense for the three month period ended September 30, 2021 and September 30, 2020 was $0.2 million and $nil, respectively, and for the nine months ended September 30, 2021 and 2020 was $0.5 million and $0.1 million. which is included in SG&A expenses in the condensed consolidated statements of operations.
9.    Lease Obligations
The Company has the following lease obligations:
Victoria, British Columbia
During the fourth quarter of 2020, the Company entered into facility and furniture leases for its head office located in Victoria, British Columbia for a total space of 13,206 square feet of office space for the facility lease. The lease terms commenced on January 1, 2021 for the facility and furniture leases. As of September 30, 2021, the Company had $0.2 million right-of-use assets (ROU assets) and $0.2 million lease liabilities related to the leases. The Company recognized operating lease costs that are included in SG&A expense in the condensed consolidated statement of operations. The incremental borrowing rate applied to the lease liabilities was 4.08% based on financial position, geographical region and terms of leases.
During August 2020, the Company signed a lease for commercial office space in Victoria, British Columbia. The lease term is expected to begin in 2022. The present value of the minimum lease payments for this lease are $2.7 million. As of September 30, 2021, the lease has not commenced and as a result there has been no accounting recognition associated with the lease.
Rockville, Maryland
During March 2020, the Company entered into a lease for its commercial office in Rockville, Maryland. The lease has a remaining term of approximately 11 years and has an option to extend for two five-year periods after the 11 years has elapsed and has an option to terminate after seven years. As of September 30, 2021, the Company had a right-of-use asset of $5.3 million and lease liability of $8.7 million included in the condensed consolidated balance sheets. As of December 31, 2020, the Company had a right of use asset of $5.5 million and lease liability of $8.4 million included in the condensed consolidated balance sheets. During 2020, the Company received reimbursements for tenant leasehold improvements by the landlord in the amount of $2.3 million for the Maryland lease. The Company recorded these leasehold improvement incentives as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta
During the fourth quarter of 2020, the Company entered into an agreement to lease premises in Edmonton, Alberta, commencing on October 1, 2020 and ending September 30, 2021. During the third quarter of 2021, the lease was extended until September 30, 2022. The Company recognizes short-term leases on a straight-line basis and did not record a related lease asset or liability for the Edmonton lease. The Company recognized short-term rent expense for this lease, which is included in SG&A expense in the condensed consolidated statement of operations.
The following table provides supplemental balance sheet information related to the operating lease ROU assets and lease liabilities:

(in thousands)	Balance Sheet Classification	September 30, 2021	December 31, 2020
Assets
Operating lease right of-use assets	Right-of-use assets	$5,532	$5,489

Liabilities
Current operating lease liabilities	Current operating lease liabilities	1,111	788
Non-current operating lease liabilities	Non-current operating lease liabilities	7,795	7,619
Total lease liabilities		$8,906	$8,407

Beginning January 1, 2021, the Company began to incur variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs for the three and nine month periods ended September 30, 2021. The following provides a summary of the components of leasing costs and rent for the three and nine month periods ended September 30, 2021 and September 30, 2020.

		Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	Consolidated Statement of Operations	2021	2020	2021	2020
Operating lease costs
Operating lease costs	Selling, general and administrative	$261	$196	$783	$456

Short-term lease costs
Office Building	Selling, general and administrative	7	74	21	215

Variable lease costs
Office building	Selling, general and administrative	44	1	124	3
Total rent expense		$312	$271	$928	$674
The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2021:

	As of September 30, 2021
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	9.68	5.20%
The following table provides a summary of operating lease liabilities maturities for the next five years and thereafter:

(in thousands)	Operating Lease Payments
Remainder of 2021	$281
2022	1,143
2023	1,061
2024	1,085
2025	1,109
Thereafter	6,773
Total future minimum lease payments	11,452
Less: lease imputed interest	(2,546)
Total future minimum lease payments	$8,906
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
The first capital expenditure payment was made in February 2021 of $11.8 million which was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment is not due until the facility fulfills the required operational qualifications which is estimated to be during 2023. Upon completion of the monoplant, the Company will have the right to maintain sole dedicated use of the monoplant by paying a quarterly fixed facility fee.
The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $84.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.
10.Accounts Payable and Accrued Liabilities
The following table summarizes the Company's accounts payable and accrued liabilities.

(in thousands)	September 30, 2021	December 31, 2020
Trade payables	$3,263	$2,635
Other accrued liabilities	8,322	6,616
Accrued R&D projects	3,865	4,185
Employee accruals	14,520	11,361
Total accounts payable and accrued liabilities	$29,970	$24,797

11.Non-current Liabilities

The Company recorded other non-current liabilities of $16.6 million and $16.3 million as of September 30, 2021 and December 31, 2020, respectively. The balance as of September 30, 2021 and December 31, 2020 primarily included obligations that are the result of a resolution of the board of directors of the Company dated March 8, 2012 whereby certain executive officers at that time were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events.

12.Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term nature. Estimated fair values of held to maturity and available-for-sale debt securities are generally based on prices obtained from commercial pricing services.
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
The Company's Level 1 instruments include deposits held with banks and short-term investments that are valued using quoted market prices. Level 2 instruments include the Company's short and long-term investments that are valued through third-party pricing services that use verifiable observable market data. The Company has no Level 3 instruments as of September 30, 2021 and December 31, 2020.
There were no transfers between Level 1, Level 2 and Level 3 instruments in the periods presented.
The following tables present the financial assets measured at fair value on a recurring basis:

	September 30, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$35,070	$—	$—	$35,070
Short-term highly liquid investments	19,417	3,100	—	22,517
Investments	197,734	31,079	—	228,813
Total	$252,221	$34,179	$—	$286,400

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$130,807	$—	$—	$130,807
Short-term highly liquid investments	141,543	—	—	141,543
Investments	69,746	80,613	—	150,359
Total	$342,096	$80,613	$—	$422,709
Refer to Note 4, “Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.
13.License and Collaboration Agreements
Riptide License
On August 17, 2021, AUR300 (M2 macrophage modulation via CD206 binding) was secured through a global licensing and research agreement with Riptide Bioscience, Inc. (Riptide), a private company. As part of the agreement, the Company paid Riptide an upfront license fee of $6.0 million which was expensed as research and development on the condensed consolidated statement of operations. Additional milestone payments are due upon certain development, clinical and regulatory milestones, and royalties will be payable upon commercialization. It is anticipated that clinical development for AUR300 will commence during the first half of 2023.
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of oral LUPKYNIS for the treatment of patients with active LN in the EU, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine.

As part of the agreement, Aurinia received an upfront cash payment of $50.0 million for the license agreement and has the potential to receive up to $50.0 million in regulatory milestones. Aurinia will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on achievement of sale thresholds) on net sales upon commercialization, along with additional milestone payments based on the attainment of certain annual sales by Otsuka. In addition, voclosporin will be provided to Otsuka under a cost-plus supply agreement.

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

The remaining forms of consideration are variable because they are dependent on achieving milestones or are based on aggregate future net sales for the regions. None of the regulatory milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considered numerous factors, including the magnitude of a potential reversal of revenue, uncertainty about if or when the milestone related performance obligations might be achieved, and that receipt of the milestones are outside the control of the Company since they are dependent on efforts to be undertaken by Otsuka and regulatory approval by various foreign government agencies. Any consideration related to sales-based royalties (and sales-based thresholds) will be recognized when the related sales occur.

As of September 30, 2021, there has been no additional consideration earned or received since the upfront payment of $50.0 million during the fourth quarter of 2020.
14.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2021	2020	2021	2020
Net loss	$(50,255)	$(42,130)	$(147,644)	$(94,606)
Weighted average common shares outstanding	128,443	122,357	128,084	115,738
Net loss per common share (expressed in $ per share)	$(0.39)	$(0.34)	$(1.15)	$(0.82)
The Company did not include the securities in the following table in the computation of the net income per common share because the effect would have been anti-dilutive during each period:

	Nine months ended September 30,
(in thousands)	2021	2020
Stock options	12,837	11,443
Unvested performance awards	857	—
Unvested restricted units	201	—
Warrants	1,012	1,690
	14,907	13,133

15.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of outstanding awards). Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “Code”) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
As of September 30, 2021 and December 31, 2020, 129.6 million and 126.7 million, common shares were issued and outstanding.

Stock Options

The Plan requires the exercise price of each option not to be less than the closing market price of the Company’s common shares on the day immediately prior to the date of grant. The board of directors approves the vesting criteria and periods at its discretion. The options issued under the plan are accounted for as equity-settled share-based payments.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. The Company considers historical volatility of its common shares in estimating its future stock price volatility. The risk-free interest rate for the expected life of the options was based on the yield available on government benchmark bonds with an approximate equivalent remaining term at the time of the grant. The expected life is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The following weighted average assumptions were used to estimate the fair value of the options granted during the nine month periods ended September 30, 2021 and September 30, 2020:

	September 30, 2021	September 30, 2020
Annualized volatility	66%	43%
Risk-free interest rate	0.38%	0.70%
Expected life of options in years	4.0 years	3.0 years
Estimated forfeiture rate	8.9%	12%
Dividend rate	0.0%	0.0%
Fair value per common share option	$6.64	$5.05

The following table summarizes the option award activity during the nine months ended September 30, 2021:

	September 30, 2021
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - Beginning of Period	14,047	11.35
Granted	2,059	13.42
Exercised	(2,324)	6.60
Cancelled/Forfeited	(945)	13.72
Outstanding - End of Period	12,837	12.37
Vested and expected to vest - End of Period	2,635	14.54
Options exercisable - End of Period	5,244	10.81
Performance Awards and Restricted Stock Units
On October 23, 2020, the Company issued 439,000 performance awards (PAs) to executive management of the Company whose vesting is contingent upon meeting specific performance metrics based on the results for the year ended December 31, 2021. Each PA which vests entitles the participant to receive common shares on the basis of the performance metrics set. On March 18, 2021 performance metrics were set and formally communicated. Therefore, March 18, 2021 was the grant date and the fair value on the grant date was $13.56.
On August 6, 2021, the Company granted approximately 619,000 PAs and restricted stock units (RSUs). The grant date for the PAs and RSUs was August 6, 2021 and the fair value on the grant date was $14.42 as this was the date performance measures were set and communicated to employees. The PAs vest on the employee's first anniversary of the grant date and the employee must achieve at least one of the performance metrics to obtain the portion of the award associated with the metric. The RSUs have no performance metrics and will vest on the one year anniversary of the grant.
The Company recorded approximately $0.7 million and $1.1 million of share-based compensation expense related to PAs and RSUs during the three and nine month periods ended September 30, 2021.
Compensation Expense
The Company recognized share-based compensation expense for the three and nine month periods ended September 30, 2021 and September 30, 2020 as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Research and development	$1,038	$814	$3,201	$3,111
Selling, general and administrative	6,000	3,750	19,189	9,151
Capitalized under inventories	54	47	276	47
Share-based compensation expense	$7,092	$4,611	$22,666	$12,309
As of September 30, 2021, there was $16.9 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.1 years.

16.Income Taxes

The effective tax rates for the three and nine months ended September 30, 2021 and September 30, 2020 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances. The Company recognized an income tax expense of $8 thousand and $34 thousand for the three and nine months ended September 30, 2021, respectively, and an income tax benefit of $15 thousand and $251 thousand for the three and nine months ended September 30, 2020, respectively. The expense recognized for the three and nine months ended September 30,

2021 was a result of income in certain jurisdictions. This tax expense is not offset by a tax benefit as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions.

The tax benefit recognized for the three and nine months ended September 30, 2020 was a result of a discrete tax benefit recorded in the U.S. pursuant to certain tax provisions provided under the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) enacted in the United States on March 27, 2020. The CARES Act permits the Company to carry back net operating losses to offset taxable income generated in the five preceding years, some of which were taxed at a federal income tax rate higher than the current enacted rate.
17.Related Party Transactions
ILJIN is considered to be a related party due to their equity ownership of over 5%. The outstanding related party amount payable to ILJIN is the result of a settlement completed on September 20, 2013 between ILJIN and the Company. During the first quarter of 2021, Aurinia paid $4.0 million upon achievement of specific milestones. The amount payable to ILJIN of $2.0 million and $6.0 million as of September 30, 2021 and December 31, 2020 was recorded in other current liabilities, respectively. The final $2.0 million outstanding amount payable has been achieved and will be paid during the fourth quarter 2021.
Stephen P. Robertson was a partner at Borden Ladner Gervais LLP (BLG) and acted as our corporate secretary through October 2020. We incurred legal fees in the normal course of business to BLG of $0.1 million and $0.3 million for the three and nine months ended September 30, 2020. We had no ongoing contractual or other commitments as a result of engaging Mr. Robertson to act as our corporate secretary and Mr. Robertson received no additional compensation for acting as the corporate secretary. On November 2, 2020 we announced the appointment of Stephen Robertson as our Executive Vice President, General Counsel, Corporate Secretary and Chief Compliance Officer.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our belief that we have sufficient financial resources to fund our current plans for at least the next 12 months; and our potential to receive certain payments and royalties under our agreement with Otsuka. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next 12 months; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2020 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 24, 2021 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
LUPKYNIS is a calcineurin inhibitor (CNI) immunosuppressant, that improves near and long-term outcomes in LN when used in combination with mycophenolate mofetil and steroids, the current standard of care for LN (although not currently approved as such). By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can reduce proteinuria. Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation.
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
•On May 10, 2021, The Lancet, an international, peer-reviewed medical journal, published the results of the Company’s Phase 3 AURORA 1 study evaluating LUPKYNIS (voclosporin) in adults with LN.
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
•On August 17, 2021, we announced the addition of two novel pipeline assets AUR200 and AUR300. AUR200 is a Fc protein targeting BAFF/APRIL (B-cell Activating Factor, known as BAFF, and A Proliferation-Inducing Ligand known as APRIL). AUR200 is currently undergoing pre-clinical development with projected submission of an IND to the FDA by the end of 2022. AUR300 is a novel peptide therapeutic that modulates M2 macrophages (a type of white blood cells) via the macrophage mannose receptor CD206. Dysregulation of M2 macrophages drives fibrosis. AUR300 acts to reduce M2 dysregulation and decrease inflammatory cytokines, and therefore may have significant clinical applications for autoimmune and fibrotic diseases. AUR300 IND filing is expected during the first half of 2023.
•On October 1, 2021, Aurinia’s licensing partner, Otsuka Pharmaceutical Co., Ltd., filed an initial marketing authorization application (MAA) with the Swiss Agency for Therapeutic Products (Swissmedic) seeking approval for the use of voclosporin for the treatment of adult patients with active LN. The Swiss filing was based on the June 24, 2021 MAA submission to the European Medicines Agency (EMA).
•Regulatory review of the EMA MAA remains on track with a CHMP opinion expected around mid-2022 followed by an EMA decision expected sometime in the third quarter of 2022. Additionally, Otsuka continues to work to finalize the timeline for the JNDA regulatory filing with PMDA to seek approval of voclosporin for the treatment of LN in Japan.

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
We believe that of our critical accounting policies, the most significant areas involving critical estimates, judgments and assumptions used in the preparation of our consolidated financial statements are as follows:
•Revenue recognition;
•Cost of sales;
•Inventory;
•Royalty obligation;
•Contingent accruals;
•Clinical trial expenditures;
•Share-based compensation;
•Intangible assets;
•Leases; and
•Income taxes.

Results of Operations
Three and Nine Month Periods ended September 30, 2021 compared to Three and Nine Month Periods ended September 30, 2020
The following table sets forth our results of operations for the three and nine month periods ended September 30, 2021 and September 30, 2020.

	Three months ended September 30,			Nine Months Ended September 30,
	2021	2020	Change	2021	2020	Change
	(in thousands)			(in thousands)
Revenue
Product revenue, net	$14,638	$—	$14,638	$22,113	$—	$22,113
License revenue	29	29	—	88	88	—
Total revenue	14,667	29	14,638	22,201	88	22,113
Operating expenses:			—			—
Cost of sales	254	—	254	610	—	610
Selling, general and administrative	44,128	30,702	13,426	127,196	57,204	69,992
Research and development	20,066	12,243	7,823	39,990	37,154	2,836
Amortization of intangible assets	517	316	201	1,576	902	674
Other (income) expense, net	55	(917)	972	859	1,066	(207)
Total cost of sales and operating expenses	65,020	42,344	22,676	170,231	96,326	73,905
Loss from operations	(50,353)	(42,315)	(8,038)	(148,030)	(96,238)	(51,792)
Interest income	106	170	(64)	420	1,381	(961)
Net loss before income taxes	(50,247)	(42,145)	(8,102)	(147,610)	(94,857)	(52,753)
Income tax expense (benefit)	8	(15)	23	34	(251)	285
Net loss	$(50,255)	$(42,130)	$(8,125)	$(147,644)	$(94,606)	$(53,038)
Revenues
Total revenue was $14.7 million and $29 thousand for the three months ended September 30, 2021 and September 30, 2020, respectively. Total revenue was $22.2 million and $88 thousand for the nine months ended September 30, 2021 and September 30, 2020, respectively. Our revenues primarily consisted product revenue, net of adjustments, for LUPKYNIS following FDA approval in January 2021.
Cost of Sales
Cost of sales were $254 thousand and $nil for the three months ended September 30, 2021 and September 30, 2020, respectively. Cost of sales were $610 thousand and $nil for the nine months ended September 30, 2021 and September 30, 2020, respectively. The increase was primarily the result of commercial sales of LUPKYNIS. Gross margin for the three and nine months ended September 30, 2021 was approximately 98% and 97% respectively.

Selling, General and Administrative Expenses
SG&A expenses increased to $44.1 million for the three months ended September 30, 2021 compared to $30.7 million for the three months ended September 30, 2020. For the nine months ended September 30, 2021 and September 30, 2020, SG&A expenses were $127.2 million and $57.2 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Salaries, incentive pay and employee benefits	$19,981	$13,795	$58,723	$22,375
Professional fees and services	13,110	8,668	34,536	18,229
Share-based compensation expense	6,000	3,750	19,189	9,151
Other public company costs, facility costs, insurance, information technology, amortization of property and equipment	3,304	4,030	9,579	6,548
Travel, trade shows and sponsorships	1,733	459	5,169	901
	$44,128	$30,702	$127,196	$57,204
The primary drivers for the increase for the three and nine months ended September 30, 2021 as compared to the same periods ended 2020 were an increase in salaries, incentive pay and employee benefits and share-based compensation expense related to the expansion of the commercial and administrative functions to support the launch of LUPKYNIS which ramped up during the third quarter of 2020. Also contributing was an increase in professional fees for activities such as patient assistance programs, consulting, recruiting, legal, market research and marketing.
Research and Development Expenses
R&D expenses were $20.1 million and $12.2 million for the three months ended September 30, 2021 and September 30, 2020, respectively. For the nine months ended September 30, 2021 and September 30, 2020, R&D expenses were $40.0 million and $37.2 million, respectively. R&D expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2021	2020	2021	2020
Contract research organizations (CRO) and developmental expenses	$15,873	$5,581	$25,579	$18,928
Clinical supply and distribution	872	2,502	3,242	6,882
Salaries, incentive pay and employee benefits	2,070	2,976	7,807	7,351
Share-based compensation expense	1,038	814	3,201	3,111
Travel, insurance, patent annuity fees, legal fees and other	213	370	161	882
	$20,066	$12,243	$39,990	$37,154
The primary driver for the increase for the three months ended September 30, 2021 as compared to the same period of 2020 was due to an upfront license and accrued milestone expense related to our recently acquired developmental programs AUR200 and AUR300. In accordance with U.S. GAAP, these transactions did not meet the definition of a business combination and therefore, were recorded as asset acquisitions. The Company expensed the cost of the assets as R&D expense at the acquisition dates. The increase was partially offset by a decrease in clinical supply and distribution costs due to our new drug application and voclosporin related clinical trial expenditures in 2020 not recurring in 2021. Also contributing was a decrease in salaries, incentive pay and employee benefits due to the allocation of costs related to post approval support of LUPKYNIS to SG&A.
The primary drivers for the increase for the nine months ended September 30, 2021 as compared to the same period of 2020 were due to the upfront license and accrued milestone expense related to our recently acquired developmental programs, AUR200 and AUR300 and higher CRO expenses related to our new clinical programs offset by a decrease in clinical supply and distribution costs following the approval of LUPKYNIS, including a reduction in new drug application preparation costs and termination of the dry eye trial during the fourth quarter of 2020.

Liquidity and Capital Resources
As of September 30, 2021, we had cash and cash equivalents and investments of $286.4 million compared to cash and cash equivalents and investments of $422.7 million at December 31, 2020. The decrease is primarily related to the commercial infrastructure spend to support the launch of LUPKYNIS, payments for inventory, an upfront payment made as part of a collaborative agreement with Lonza to build a dedicated manufacturing capability (or monoplant) and an upfront license payment related to our recently acquired developmental program. Cash and cash equivalents and investments are primarily held in U.S. dollars. As of September 30, 2021 and December 31, 2020, we had working capital of $291.7 million and $387.4 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards our newly acquired assets AUR200 and AUR300. Taking into consideration the cash and cash equivalents and investments as of September 30, 2021, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post approval commitments, manufacturing commercial drug supply, funding our supporting commercial infrastructure, conducting our planned R&D programs, investing in our pipeline and funding our supporting corporate and working capital for at least the next 12 months.

Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2021 and September 30, 2020:

	Nine months ended September 30,
(in thousands)	2021	2020
Net cash (used in) provided by:
Operating activities	$(131,770)	$(73,062)
Investing activities	(98,383)	(177,332)
Financing activities	15,390	193,133
Net decrease in cash and cash equivalents	$(214,763)	$(57,261)

Net cash used in operating activities was $131.8 million for the nine months ended September 30, 2021 compared to $73.1 million for the nine months ended September 30, 2020. The increase is primarily due to the commercial infrastructure spend to support the launch of LUPKYNIS, payments for inventory, and a one-time payment to a related party upon achievement of specific milestones partially offset by an increase in cash receipts. In the prior year, the Company was still in the development phase of LUPKYNIS.
Cash used in investing activities during the nine months ended September 30, 2021 was $98.4 million compared to cash used in investing activities of $177.3 million during the nine months ended September 30, 2020. Investing activities during the nine months ended September 30, 2021 consisted primarily of $342.8 million for purchases of investments, $11.8 million for an upfront lease payment and $6.0 million for an upfront license payment which was offset by $263.8 million of proceeds of maturities of investments. Cash used in investing activities of $177.3 million for the nine months ended September 30, 2020 was primarily attributable to purchases of short-term investments.
Cash provided by financing activities during the nine months ended September 30, 2021 was $15.4 million compared to cash provided by financing activities of $193.1 million during the nine months ended September 30, 2020. The decrease was primarily due to the public offering during the third quarter of 2020.
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
Interest rate risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. Our investment portfolio includes cash and cash equivalents and investments that earn interest at market rates. Our investments held during the year were comprised of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities, and places restrictions on maturities and concentration by type and issuer. As of September 30, 2021, these instruments have a maturity of one year or less. Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.
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
Inflation Risk
Inflation may generally affect us by increasing our cost of labor, commercial support and clinical trial expenditures. Inflation has not had a material effect on our business, financial condition or results of operations during the three and nine months ended September 30, 2021 and 2020.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2021, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

AURINIA PHARMACEUTICALS INC.

November 3, 2021	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

November 3, 2021	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)