Form 10-K
period 2021-12-31
Aurinia Pharmaceuticals Inc.
filed 2022-02-28
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
Form 10-K
___________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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

The aggregate market value of common shares held by non-affiliates of the registrant totaled approximately $1.66 billion based on the closing price for the registrant’s common shares as reported by the Nasdaq Global Market on June 30, 2021 (the last business day of the registrant’s second fiscal quarter). Such value excludes common shares held by executive officers and directors, but does not exclude shares held by organizations whose ownership exceeds 5% of the registrant's outstanding common shares that have represented that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
As of February 25, 2022, there were 141,653,780 of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2021 are incorporated by reference into Part III of this Annual Report on Form 10-K.	III

PART I
INTRODUCTION
Unless the context otherwise requires, references in this Annual Report on Form 10-K for the year ended December 31, 2021, or this Annual Report, to “we”, “us”, “our” or similar terms, as well as references to “Aurinia”, refer to Aurinia Pharmaceuticals Inc., together with our subsidiaries.
We maintain our books and records in U.S. dollars, and prepare our financial statements in accordance with accounting principles generally accepted in the United States, or U.S. GAAP, as issued by the Financial Accounting Standards Board, or FASB.
The terms “dollar,” “U.S. dollar” or “$” refer to United States dollars, the lawful currency of the United States and the term “CA$,” refers to Canadian dollars, the lawful currency of the Canada. All references to “shares” or "common shares" in this Annual Report refer to common shares of Aurinia, with no par value per share.
We have made rounding adjustments to some of the figures included in this Annual Report. Accordingly, numerical figures shown as totals in some tables may not be an arithmetic aggregation of the figures that preceded them.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A. “Risk Factors” in this Annual Report.
A statement is forward-looking when it uses what we know and expect today to make a statement about the future. Forward-looking statements may include words such as “anticipate”, “believe”, “intend”, “expect”, “goal”, “may”, “outlook”, “plan”, “seek”, “project”, “should”, “strive”, “target”, “could”, “continue”, “potential”, “estimated”, "would", and "will" or the negative of such terms or comparable terminology. You should not place undue reliance on the forward-looking statements, particularly those concerning anticipated events relating to the development, clinical trials, regulatory approval, and marketing of LUPKYNISTM (voclosporin) or any other aspect of our business and the timing or magnitude of those events, as they are inherently risky and uncertain.
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
◦our belief that voclosporin possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation;
◦our belief of the key potential benefits of LUPKYNIS in the treatment of LN;
◦our strategy to optimize the clinical and commercial value of voclosporin and become a commercial biopharmaceutical company with a global product portfolio focused on rare kidney and autoimmune diseases with a high unmet need;
◦our strategy for the evaluation of voclosporin in novel formulations, as well as the addition of new pipeline assets that align with our core expertise;
◦our expectation to receive "new chemical entity" exclusivity for LUPKYNIS in certain countries, which provides this type of exclusivity for up to ten years in Europe;
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
◦our intention to use the net proceeds from our financings;
◦our belief that we have sufficient cash resources to adequately fund our plans for at least the next few years, and our expectations in terms of go forward costs (including short and long term cash requirements) and revenues;
◦our belief that additional patents may be granted worldwide based on our filings under the Patent Cooperation Treaty (PCT);
◦our belief that patents corresponding to United States Patent No. 10,286,036 issued to us covering dosing protocol, which reads upon our U.S. Food and Drug Administration (FDA) approved label for LUPKYNIS in LN, could be granted with similar claims in all major global pharmaceutical markets;
◦our plan to evaluate LUPKYNIS in pediatric patients and additional patient populations diagnosed with LN;
◦management's estimates and assumptions made in conformity with U.S. GAAP that affect the reported amounts of assets and liabilities as discussed further in notes to the consolidated financial statements; and
◦the potential impact of COVID-19 on our business operations, nonclinical and clinical trials, regulatory timelines, supply chain, and potential commercialization; and
◦our belief that we will file Investigational New Drug Applications (INDs) for AUR200 and AUR300 in 2023.

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
◦the assumptions regarding the costs and expenses associated with our clinical trials and commercialization of LUPKYNIS;
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
◦the assumptions that our third party partners and suppliers will comply with their obligations under their agreements with us;
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
◦the assumption that our third party service providers and partners will comply with their contractual obligations; and/or
◦the assumptions relating to the capital required to fund operations for the next few years.

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
The factors discussed below and other considerations discussed in the Item 1A "Risk Factors" section of this Annual Report could cause our actual results to differ significantly from those contained in any forward-looking statements. We strongly encourage all investors to read Item 1A "Risk Factors" of this Annual Report in full.

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

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the filing date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
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
◦unknown impact and difficulties imposed by the ongoing COVID-19 pandemic on our business and operations including sales, marketing, operations, nonclinical and clinical and our supply chain;
◦legislative, regulatory and commercial activities, including new laws regulating the pricing of LUPKYNIS;
◦difficulties obtaining adequate reimbursements from third party payors;

◦difficulties obtaining formulary acceptance;
◦we are single sourced within parts of our manufacturing supply chain, including key suppliers;
◦we rely on clinical and commercial partners who may not be able to comply with their contractual obligations with us; and
◦competitors may arise with similar products, or existing competition may be taken up and become more preferred as treatment for LN.

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
◦difficulties in identifying and completing the acquisition of, and successfully developing potential targets for expansion of our product portfolio; and
◦difficulty with executing business development, integrating acquisitions and recognizing benefits of acquired assets.

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
◦difficulties, delays, or failures we may experience in the conduct of and reporting of results of our clinical trials for LUPKYNIS and other pipeline assets, including unfavorable results;
◦difficulties we may experience in identifying and successfully securing appropriate vendors to support the development and commercialization of LUPKYNIS;
◦our significant reliance on information technology and any failure, inadequacy, or security lapse of that technology, including any cybersecurity incidents;
◦we are dependent upon key personnel to achieve our business objectives;
◦the potential need for additional capital in the future to continue to fund our development programs and commercialization activities, and the effect of capital market conditions and other factors on capital availability; and
◦our ability to raise future resources when required.

Item 1. Business
OVERVIEW
Aurinia is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies to treat targeted patient populations that are suffering from serious diseases with a high unmet medical need. We have commercially launched LUPKYNIS in the United States for the treatment of adult patients with active LN. We continue to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program as well as our other assets.
On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN.
On August 17, 2021, we announced the addition of two novel assets, AUR200 and AUR300. AUR200 is currently undergoing pre-clinical development with projected submission of an Investigational New Drug Application (IND) to the FDA in 2023. It is anticipated that an IND for AUR300 will be submitted during the first half of 2023.

On December 9, 2021, we announced positive topline results from the AURORA 2 continuation study, evaluating the long-term safety and tolerability of LUPKYNIS.
LUPKYNIS is an orally administered CNI immunosuppressant, that has demonstrated improvement in near and long-term outcomes in LN when used in combination with a background immunosuppressive therapy regimen for the treatment of adult patients with active lupus nephritis. By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can protect against proteinuria. Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation.

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

STRATEGY

Our business strategy is to optimize the clinical and commercial value of LUPKYNIS and become a commercial biopharmaceutical company with a global product portfolio focused on rare kidney and autoimmune diseases with high unmet medical needs. This includes the evaluation of LUPKYNIS in novel formulations, as well as the addition of new pipeline assets that align with our core expertise.
We have developed a strategic plan to execute on our commercialization of LUPKYNIS as a treatment of adult patients with active LN. The key tactics to achieve our corporate strategy:
•conducting post-commercial activities including build out of the organization to efficiently and effectively market LUPKYNIS as a treatment of adult patients with active LN;
•engaging Otsuka Pharmaceutical Co., Ltd. (Otsuka) as a collaboration partner for development and commercialization of LUPKYNIS in Europe and Japan; as part of this, a marketing authorization application (MAA) was filed with the European Medicines Agency (EMA) in the first half of 2021, an MAA was filed with the Swiss Agency for Therapeutic Products (Swissmedic) in the second half of 2021, and Otsuka plans to seek regulatory approval in other territories including the United Kingdom and Japan;
•conducting various studies to thoroughly characterize the clinical profile of LUPKYNIS, including post-marketing studies as agreed with regulatory agencies as part of product approval;
•ensuring adequate supply of LUPKYNIS by entering into strategic long term supply agreements with our key suppliers;
•conducting our planned R&D activities to further the advancement of our existing pipeline (AUR200 and AUR300); and
•evaluating external assets with the potential to be synergistic and complementary to our clinical, regulatory and therapeutic areas of expertise.

DEVELOPMENTS

Regulatory/Commercial
•On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN. As a condition of approval, we are required and are on track to conduct two pediatric studies (with reports due in 2025 and 2031), a milk only lactation study (with a report due in 2026), a drug-drug interaction study (with a report due in 2023) and submit a final study report on our AURORA 2 continuation study (by March 2022).
•On June 25, 2021, our licensing partner, Otsuka, filed an initial MAA with the EMA seeking approval for the use of voclosporin for the treatment of adult patients with active LN in the European Union, as well as Norway, Iceland and Liechtenstein. Upon approval by the EMA, we would be eligible for up to an additional $30 million as an approval related milestones, in addition to low double-digit royalties on sales and revenues for the supply of product to Otsuka under a cost-plus arrangement.
•On August 17, 2021, we announced the addition of two novel pipeline assets AUR200 and AUR300. AUR200 is an Fc protein targeting BAFF/APRIL (B-cell Activating Factor, known as BAFF, and A Proliferation-Inducing Ligand known as APRIL). AUR200 is currently undergoing pre-clinical development with projected submission of an IND to the FDA in 2023. AUR300 is a novel peptide therapeutic that modulates M2 macrophages (a type of white blood cells) via the macrophage mannose receptor CD206. Dysregulation of M2 macrophages drives fibrosis. AUR300 acts to reduce M2 dysregulation and decrease inflammatory cytokines, and therefore may have significant clinical applications for autoimmune and fibrotic diseases. AUR300 IND filing is expected during the first half of 2023.
•On October 1, 2021, Aurinia’s licensing partner, Otsuka Pharmaceutical Co., Ltd., filed an initial MAA with the Swiss Agency for Therapeutic Products (Swissmedic) seeking approval for the use of voclosporin for the treatment of adult patients with active LN. The Swissmedic filing was based on the June 25, 2021 MAA submission to the EMA.

Corporate
•On June 7, 2021, our shareholders adopted and approved the Amended and Restated Equity Incentive Plan (the Plan), which allows for the issuance of up to an aggregate of 23,815,115 common shares (inclusive of the number of common shares subject to awards outstanding under the Plan). The purpose of the Plan is to advance the interests of the Company by encouraging equity participation in the Company through the acquisition of common shares. Also in June 2021, our shareholders adopted and approved the 2021 Employee Stock Purchase Plan (ESPP), which allows for the issuance of up to 2.5 million shares. The purpose of the ESPP is to provide eligible employees with opportunities to purchase common shares at a discounted price.
•On June 14, 2021, we appointed Dr. Brinda Balakrishnan, M.D., Ph.D., to our Board of Directors. Dr. Balakrishnan is Group Vice President, Corporate and Business Development of BioMarin Pharmaceutical Inc.
•On July 16, 2021, we announced we would voluntarily delist the common shares from the Toronto Stock Exchange (TSX) effective as of the close of trading on July 30, 2021.

Study Milestones and Publications
•On March 15, 2021, we announced a favorable assessment regarding the cost-effectiveness and value of LUPKYNIS, based on an independent analysis issued by the Institute for Clinical and Economic Review (ICER) in a revised Evidence Report issued on March 12, 2021. The ICER report finds that LUPKYNIS represents an important new treatment option for patients living with LN and, at the estimated net price, determined the therapy to be priced in alignment with ICER’s recommended health-benefit price benchmark ranges.
•On May 10, 2021, The Lancet, an international, peer-reviewed medical journal, published the results of the Company’s Phase 3 AURORA 1 study evaluating LUPKYNIS in adults with LN.
•On December 9, 2021, we announced positive topline results from AURORA 2, a 2-year continuation study evaluating the long-term safety and tolerability of LUPKYNIS.

Market Potential and Commercial Considerations
We have conducted extensive market research and analyses of peer reviewed publications to assess market potential and commercial opportunity. Our physician research included more than 1,100 rheumatologists and nephrologists across the United States, Europe and Japan to assess the potential market for adoption of LUPKYNIS and estimate pricing and treatment paradigms. The National Institute of Diabetes and Digestive and Kidney Diseases estimates that up to 50% of adults with SLE are diagnosed with LN at some point in their journey with lupus. Using the research and publication analyses, we estimate the number of SLE patients diagnosed with LN to be about 80,000 to 120,000 in the United States.
Similar to other autoimmune disorders, LN is a flaring and remitting disease. The disease can cycle from being in remission to being in an active flare, to achieving partial response and potentially to achieving a complete response and therefore back in remission. Treatment objectives between LN and other autoimmune diseases are remarkably similar. In other autoimmune conditions such as multiple sclerosis, Crohn’s, rheumatoid arthritis and SLE, physicians’ goals are to induce and maintain a remission of disease, decrease frequency of hospital or ambulatory care visits and limit long term disability. In LN specifically, physicians are trying to avoid further kidney damage, kidney failure, dialysis, kidney transplantation, and death. The ability to get patients into remission quickly correlates with better long-term kidney outcomes as noted above. Achieving a complete response, and most importantly, rapidly reducing the level of urine protein, is also believed to be an important factor in delaying and/or reducing the rate of progression to kidney failure and need for replacement therapy. Kidney failure is associated with extremely poor health outcomes as a life-long, costly state in which patients are dependent upon dialysis or the availability of a kidney transplant.
The population of people with LN will be in different cycles of their disease at any one time. Prior to the approval of LUPKYNIS, physicians would generally use a combination of MMF and steroids to treat people with LN throughout the disease cycles. The clinical data generated in our Phase 2 AURA-LV and our Phase 3 AURORA studies has demonstrated that LUPKYNIS can achieve a more than two times higher rate of complete response than when given in combination with a MMF and steroids. The clinical data generated in our AURORA 2 continuation study demonstrated a continuation of these results over an aggregate of a three year period for the patients that enrolled, with no unexpected safety signals.
The price of LUPKYNIS is based on one unit of 60 capsules we refer to as a “wallet”. The wholesale acquisition cost (WAC) of a LUPKYNIS wallet is currently $4,226.50. Based on our patient-specific eGFR dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence and compliance, we expect the average annualized net revenue per patient for us to be approximately $65,000. When determining the price of LUPKYNIS, we considered the burden of LN disease in the context of value that this innovative product offers to patients and the US healthcare system.
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
The use of LUPKYNIS in combination with MMF and steroids for the treatment of adult patients with active LN provides a novel approach to treating this disease. LUPKYNIS has shown to have potent effects on T-cell activation leading to its immunomodulatory effects. Additionally, recent evidence suggests that inhibition of calcineurin has direct physical impacts on the podocytes within the kidney. Inhibition of calcineurin within the podocytes can prevent the dephosphorylation of synaptopodin which in turn inhibits the degradation of the actin cytoskeleton within the podocyte. This process is expected to have a direct impact on the levels of protein in the urine which is a key marker of LN disease activity.
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
Uveitis: Multiple studies in various forms of non-infectious uveitis were completed by Lux Biosciences, Inc., one of our former licensees, indicating mixed efficacy. In all but one of the studies, completed by the licensee, an impact on disease activity was shown in the voclosporin group. However, achievement of the primary end-points in multiple studies could not be shown. Uveitis is a notoriously difficult disease to study due to the heterogeneity of the patient population and the lack of validated clinical end-points. However, in all of the uveitis studies completed, the safety results were consistent, and the drug was well tolerated. We retained a portfolio of additional patents that Lux Biosciences, Inc. had been prosecuting that are focused on delivering effective concentrations of voclosporin to various ocular tissues following the termination of our licensing agreement in 2014.
Dry eye syndrome (DES): We completed a Phase 2 head to head study for the treatment of DES versus Restasis®, with results reported in January 2019. Both drugs were shown to be well tolerated and there was no statistical difference for the primary endpoint. However, on key pre-specified secondary endpoints of Schirmer Tear Test and fluorescein corneal staining, voclosporin showed rapid and statistically significant improvements over Restasis®. As a result, we followed up with a Phase 2/3 study which reported results in November 2020. That study did not achieve statistical significance on its primary endpoint compared to vehicle. As a result, we suspended the development of voclosporin for DES in 2020.
FDA Approval and Commercial Launch of LUPKYNIS
On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN. As a condition of approval, we will be required to conduct two pediatric studies (with reports due in 2025 and 2031), a milk only lactation study (with a report due in 2026), a drug-drug interaction study (with a report due in 2023) and submit a final study report on our AURORA-2 continuation study (by March 2022). These post-approval conditions all remain in progress within the expected timelines.
Completion of AURORA 2 Continuation Study
On December 9, 2021, we announced positive topline results from the AURORA 2 2-year continuation study evaluating the long-term safety and tolerability of LUPKYNIS. AURORA 2 (NCT03597464) was a Phase 3 randomized, double-blind, placebo-controlled clinical trial to assess the long-term safety and tolerability of voclosporin, in addition to MMF and steroids. Patients who completed 12 months of treatment in the Phase 3 AURORA 1 study were eligible to enroll in the AURORA 2 continuation study with the same randomized treatment of voclosporin at 23.7 mg twice daily or placebo, in combination with MMF at 1 g twice daily with low-dose oral steroids, for up to an additional 24 months. A total of 216 LN patients out of 357 who were enrolled in the AURORA 1 study continued into AURORA 2, with 116 patients in the voclosporin group and 100 patients in the control group. 90 and 78 patients, respectively, received 36 months of total treatment at the completion of the study. Compared to the active control group, the voclosporin-treated group showed an increase from baseline eGFR at the end of the studies of +2.7 mL/min. The study demonstrated a favorable risk/benefit profile over a three-year period, with safety comparable to AURORA 1, and sustained efficacy.
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
This 56-day open-label IIT is designed to evaluate the antiviral effects of voclosporin compared to tacrolimus in stable KTRs who contracted COVID-19. At study entry, 20 KTRs testing positive for COVID-19 and currently on dual immunosuppressives of prednisone and tacrolimus were randomized 1:1 to remain on tacrolimus or be switched to voclosporin. The primary endpoint is the reduction in COVID-19 viral load over 56 days, as measured by reverse transcription polymerase chain reaction. The study will also assess predefined endpoints as surrogate markers of improved viral clearance including time to 3-log reduction in viral load concentration, time to clinical recovery – defined as free of symptoms for five days or more, and safety and tolerability. As of December 31, 2021, the data collection is ongoing.

INTELLECTUAL PROPERTY
Patents and other proprietary rights are essential to our business. Our policy has been to file patent applications to protect technology, inventions and improvements to our inventions that are considered important to the development of our business.
We have an extensive granted patent portfolio covering voclosporin, including granted United States patents, for composition of matter, methods of use, formulations and synthesis, and the rights to certain corresponding Canadian, South African and Israeli patents are owned by Paladin Labs Inc. We anticipate that patent protection for voclosporin will be extended in the United States (Patent Term Extension) and certain other major markets, including Europe and Japan, until at least October 2027 under the Hatch-Waxman Act in the United States and comparable patent extension laws in other countries (including the Supplementary Protection Certificate program in Europe). We have applied for the Patent Term Extension, and are awaiting confirmation from the U.S. Patent and Trademark Office (USPTO). If the Patent Term Extension is not granted prior to the expiry of our patent term, we intend to file an interim patent term extension until the USPTO completes its review of the Patent Term Extension. Opportunities may also be available to add an additional six months of exclusivity related to our planned pediatric studies. In addition to patent rights, we have received "new chemical entity" exclusivity for LUPKYNIS in the United States, which provides for exclusivity until January 22, 2026, and we expect to receive “new chemical entity” exclusivity for voclosporin in certain other countries, which provides exclusivity for up to ten years in Europe.

In May 2019, we were granted U.S. Patent No. 10,286,036 with a term extending to December 2037, with claims directed at our LUPKYNIS dosing protocol for LN used in our clinical trials. This dosing protocol is reflected on the prescribing information approved by the FDA for LUPKYNIS. Notably, the allowed claims cover a method of modifying the dose of LUPKYNIS in patients with LN based on patient specific pharmacodynamic parameters. On February 24, 2022, Sun Pharmaceuticals Inc. petitioned for an inter partes review by the USPTO in respect of this patent. We are currently reviewing the petition and considering our response and next steps. We have also filed for protection of this subject matter under the Patent Cooperation Treaty and are applying for similar protection in the member countries thereof. This may lead to the granting of similar claims in other major global pharmaceutical markets.
COMPETITION
The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical as well as specialized biotechnology companies, are engaged in activities focused on medical conditions that are the same as, or similar to, those targeted by us. In particular, another treatment was approved by the FDA for LN approximately one month before we received approval for LUPKYNIS, and physicians have and continue to treat LN in the United States using other drugs with off-label prescribing, such as a combination of MMF and steroids or tacrolimus. Many of biotechnology companies that could or do compete with us or our products have substantially greater financial and other resources, larger research and development staff, and more extensive marketing and manufacturing organization than we do. Many of these companies have significant experience in pre-clinical testing, human clinical trials, product manufacturing, marketing and distribution, and other regulatory approval procedures. In addition, colleges, universities, government agencies, and other public and private research organizations conduct research and may market commercial products on their own or through collaborative agreements and these institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These companies, institutions, and organizations also compete with us in recruiting and retaining highly qualified scientific personnel, as well as other personnel needed for our business. Certain products may also be available at prices that are substantially lower than the cost of LUPKYNIS, whether or not studied in, or receiving approval for use by the FDA for, LN.
We believe key competitive factors that will affect the development and commercial success of LUPKYNIS and future potential product candidates include, but are not limited to, efficacy, safety and tolerability profile, reliability, convenience of dosing, pricing, the level of generic competition and reimbursement. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect that we may become subject to additional competition.
REGULATORY
We worked with Otsuka to prepare an MAA filing with the EMA that was filed during the first half of 2021 and an MAA filing with Swissmedic that was filed during the second half of 2021. Otsuka has also taken on customary obligations to use commercially reasonable efforts to prepare and submit filings for regulatory approvals in the other territories in which we have granted them rights, including Japan and selected other European countries.
Regulatory Requirements
The development, manufacturing and marketing of LUPKYNIS is subject to regulations relating to the demonstration of safety and efficacy of the products as established by the government or regulatory authorities in those jurisdictions where this product is to be marketed. We, or our licensees, are required to seek and obtain regulatory approvals in the United States, Europe and Japan in order to commercialize LUPKYNIS in these jurisdictions. Depending upon the circumstances surrounding the clinical evaluation of LUPKYNIS, we may undertake clinical trials, contract clinical trial activities to contract research organizations, or rely upon corporate partners for such development. As noted above, we have obtained the requisite approvals for LUPKYNIS to treat active LN in adult patients in the United States. We believe this approach will allow us to make cost effective developmental decisions in a timely fashion. We cannot predict or give any assurances as to whether regulatory approvals will be received or how long the process of seeking regulatory approvals will take.
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
•submission to the FDA of an IND for human clinical testing, which must become effective before human clinical trials may begin;
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
•satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the drug substance and finished drug product are produced and tested to assess compliance with current GMPs; and
•FDA review and approval of the NDA prior to any commercial marketing or sale of the drug in the United States.
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
During the development of a new drug, sponsors are given an opportunity to meet with the FDA at certain points. These points may be prior to submission of an IND, at the end of Phase 2 clinical testing, and before an NDA is submitted. Meetings at other times may be requested. These meetings can provide an opportunity for the sponsor to share information about the data gathered to date, for the FDA to provide advice, and for the sponsor and the FDA to reach consensus on the next phase of development. Sponsors typically use the end of Phase 2 meeting to discuss their Phase 2 clinical results and present their plans for the pivotal Phase 3 clinical trial that they believe will support submission of an NDA.
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
Assuming successful completion of the required clinical testing, the results of pre-clinical studies and of clinical trials, together with other detailed information, including information on the manufacture and composition of the drug, are submitted to the FDA in the form of an NDA requesting approval to market the product for one or more indications. An NDA must be accompanied by a significant user fee.
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
Before approving an NDA, the FDA may inspect the facility or the facilities at which the drug and/or its drug substance is manufactured and may withhold approval of the product if the manufacturing is not in compliance with GMPs and adequate to assure consistent production of the product within required specifications. Additionally, before approving an NDA, the FDA will typically inspect one or more clinical sites to assure compliance with GCPs. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.
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
Patent Term Restoration and Marketing Exclusivity. Depending upon the timing, duration and specifics of FDA approval of the use of our drugs, some of our U.S. patents may be eligible for limited patent term extension under the Drug Price Competition and Patent Term Restoration Act of 1984, referred to as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the extension must be requested prior to expiration of the patent. The USPTO, in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. We have filed for a patent term extension for one of our U.S. patents, which is being considered by the USPTO. Only one U.S. patent is permitted to be extended for the currently approved drug product and its uses.
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
As an example, in the European Economic Area (EEA), which is comprised of the Member States of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of MAs:
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
Japan Regulatory Process
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
Coverage and Reimbursement
In the United States and internationally, sales of LUPKYNIS and any other products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. These organizations routinely implement cost-cutting and reimbursement initiatives that have the ability, or potential, to impact a patient’s overall access to our product. Examples of these initiatives include, but are not limited to, establishing formularies that govern the drugs and biologics that are eligible for reimbursement and the out-of-pocket obligations of member patients for such products.

In addition, particularly in the United States and increasingly in other countries, we are required to provide discounts, rebates and/or other price concessions to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates for the products we are developing and may develop in the future and could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products in which we have a commercial interest.

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the ACA) enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the ACA established:

•an annual, nondeductible fee on any entity that manufactures or imports certain branded prescription drugs and biologic agents;
•a Medicare Part D coverage gap discount program, in which pharmaceutical manufacturers who wish to have their drugs covered under Part D must offer discounts for eligible beneficiaries during their coverage gap period, often referred to as the donut hole; and
•a formula that increases the rebates a manufacturer must pay under the Medicaid Drug Rebate Program.

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
MANUFACTURING AND SUPPLY CHAIN
In order to supply commercial inventory for LUPKYNIS, we have established relationships with contract manufacturing organizations or CMOs, coupled with supply agreements, for the manufacturing of active pharmaceutical ingredient or drug substance, encapsulation of voclosporin 7.9 mg capsules as well as packaging of LUPKYNIS commercial cartons.
Manufacturing of Drug Substance
Voclosporin requires a specialized drug substance manufacturing process and is manufactured by Lonza, our sole supplier for drug substance. Pricing for supply is determined through supply agreements between us and Lonza and is based on the kilograms produced and the cost of the raw materials used in the drug substance manufacturing process. As at the date of this Annual Report, we have not experienced any difficulty in obtaining the raw materials required with respect to the manufacturing of voclosporin. We believe we have enough inventory on hand and manufacturing capacity to meet forecasted demand.
We have entered into a collaborative agreement with Lonza to build a dedicated manufacturing capacity within Lonza’s existing small molecule facility in Visp, Switzerland. The dedicated facility (also referred to as monoplant) will be equipped with state-of-the-art manufacturing equipment to provide cost and production efficiencies for the manufacture of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand. Upon completion of the monoplant, we will have the right to maintain unobstructed use of the monoplant by paying a quarterly fixed facility fee.
Encapsulation
Catalent Pharma Solutions (Catalent) is currently the sole supplier for the preparation of our voclosporin 7.9 mg capsules. Pricing for these services is determined by a supply agreement between Catalent and us. We expect that Catalent will continue to provide contract manufacturing services with respect to encapsulating voclosporin in order to manufacture voclosporin 7.9 mg capsules that are required for our future commercial and clinical supply needs.
Packaging
We currently use a sole supplier for the packaging of LUPKYNIS commercial cartons. Pricing for these services is determined by a supply agreement between us and our supplier. We expect that our supplier will continue to provide contract manufacturing services with respect to the packaging of LUPKYNIS commercial cartons for the U.S. market.

Marketing, Sales and Distribution
We have built a world class commercial organization with deep expertise and a focus on rheumatology and nephrology to support the commercialization of LUPKYNIS. The commercial team consists of sales, marketing, commercial operations, commercial supply chain, patient services, market access, and professional and advocacy relations.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2021, we employed approximately 300 employees across the United States, Canada and the United Kingdom, all of whom are expected to be guided by our vision and values and by an underlying set of ethical principles. We are committed to treating each of our employees fairly, and to maintaining employment practices based on equal opportunity for all employees. We respect each other’s privacy and treat each other with dignity and respect irrespective of age, race, color, sex, sexual preference, nationality, or physical condition. We are committed to providing safe and healthy working conditions and an atmosphere of open communication for all of our employees.
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
In response to the COVID-19 pandemic, we quickly implemented safety and health standards and protocols for our employees while continuing to offer a safe environment as an essential service to our customers. We have been responsive to local guidelines in respect of the COVID-19 pandemic, which included in 2021 shutting our offices for part of the year and having our employees work from home, re-opening in deliberate fashion following local guidelines, and installing COVID-19 plans and policies to be followed at our offices (including mask protocols, and limitations on attendance in common spaces). Our offices are provided with personal protective equipment, other equipment and enhanced cleaning supplies, and are required to adhere to appropriate protocols for social distancing, limiting density, reporting and documenting exposures and wearing masks at all times, all as recommended by the Centers for Disease Control or mandated by local regulations.
We have no collective bargaining agreements with our employees, and we have not experienced any work stoppages.
All of our employees are required to observe high standards of business and personal ethics in the conduct of their duties and responsibilities. It is the responsibility of all of our employees to comply with our Code of Conduct and to report any actual or suspected misconduct, illegal activities or fraud. To that end, employees are encouraged to report any such activities to their supervisor or our Chief Compliance Officer. We also maintain a whistleblower hotline that is available to all of our employees to report (anonymously if desired) any matter of concern. Communications to the hotline (which is facilitated by an independent third party) are routed to our General Counsel (or, if the General Counsel is the subject of the communication, to the Chair of our Audit Committee) for investigation and resolution. We also maintain a policy of no retaliation, where employees who report any misconduct are to be free of any harassment, retaliation or adverse employment consequence.
CORPORATE INFORMATION
Aurinia is organized under the Business Corporations Act (Alberta). We have two wholly-owned subsidiaries: Aurinia Pharma U.S., Inc., (Delaware incorporated) and Aurinia Pharma Limited (United Kingdom incorporated). Our principal executive office is located at #1203-4464 Markham Street, Victoria, British Columbia, V8Z 7X8, Canada and our phone number is +1 (250) 744-2487. Our registered office is located at #201, 17873 -106A Avenue, Edmonton, Alberta, Canada and our US commercial office is located at 77 Upper Rock Circle, Suite 700, Rockville, Maryland 20850.

Our website address is www.auriniapharma.com and our investor relations website is located at https://ir.auriniapharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC and are available at the SEC's website at www.sec.gov. Such reports and other information are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on, or that can be accessed through, our website and investor relations website is not incorporated into this Annual Report and the contents of these websites are not intended to be incorporated by reference into any report or document we file with, or furnish to, the SEC. Our documents are also filed with securities regulators in Canada and are available under our profile at the website www.sedar.com.
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
Due to the evolving and uncertain impacts of the COVID-19 pandemic (including the various mutations and variants of COVID-19 that have emerged), and the fact that we have just completed our first year of commercial operations (which commenced in the midst of the COVID-19 pandemic), we cannot precisely determine or quantify the impact this pandemic will have on our business operations going forward. Periodically throughout the year, in response to the spread of COVID-19, we have closed our offices to only essential staff where needed. We have implemented policies and procedures in alignment with local (provincial and state) COVID guidelines, including appropriate distancing requirements, limitations on number of persons in common spaces (such as boardrooms and lunch rooms), and requirements to wear masks in the office. We have also adapted from a standard marketing routine, as LUPKYNIS was launched in the middle of a pandemic, where our sales force would have the option of meeting with physicians virtually or in-person. As a result of the COVID-19 pandemic, we have and may continue to experience disruptions that severely impact our business, commercialization, pre-clinical studies, and clinical trials, including:
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
h.limitations on employee resources that would otherwise be focused on the conduct of our commercial and promotional activities, pre-clinical studies and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
i.limited ability to access accounts and healthcare professionals, in person or at all, to provide medical information to promote our drug;
j.staffing shortages at healthcare professionals' offices that may limit the ability to administratively process prescriptions; and
k.reductions in patient visits to physicians and new patients might have limited access to prescribers.
The pandemic has significantly impacted economies worldwide, which could result in harm to our business and operations. The COVID-19 pandemic continues to evolve, and impacts various geographic regions in which we operate at varying levels at varying times. In addition, government and health authority intervention varies greatly in the various geographic regions in which we operate. The extent to which the pandemic may impact our business, commercialization, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of the disease and its new strains, the duration of the outbreak, travel restrictions, vaccination rates and social distancing in Canada, the United States and other countries, business closures or business disruptions and the effectiveness of vaccinations and actions taken in the Canada, the United States and other countries to contain and treat the disease. To the extent there is an impact from the COVID-19 pandemic on our business, it has not had, and we anticipate that it will continue to not have, a steady impact but instead an uneven impact on various aspects of our business and operations as the variants of the virus infect different parts of the geographic regions in which we operate at different times and to different degrees. While we are not able to compare our operational results to prior years to verify, as our sole commercial product was only approved for sale in January 2021, we believe that the COVID-19 pandemic has harmed our business and operations, in particular in relation to our ability to connect with, and promote LUPKYNIS to, health care professionals, which as a result has limited prescribing opportunities for LUPKYNIS.
To the extent the COVID-19 pandemic harms our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report. Because of the highly uncertain and dynamic nature of events relating to the COVID-19 pandemic, it is not currently possible to estimate the impact of COVID-19 on our business. However, these effects could harm our operations, and we will monitor and respond to the COVID-19 situation as it continues to evolve.
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
Part of our strategy to commercialize LUPKYNIS in the United States is to maintain a direct sales force. These efforts have been and will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop and maintain this capability. LUPKYNIS has only been a marketed product since January 2021 and, therefore, none of the members of our sales force had ever promoted LUPKYNIS prior to its commercial launch. In addition, prior to December 2020, there were no FDA approved treatments for LN. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers our efforts to commercialize successfully could be harmed, which would negatively impact our ability to generate product revenue.
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
•train, deploy, and support a qualified sales force;
•ensure that our third-party manufacturers manufacture LUPKYNIS in sufficient quantities, in compliance with requirements of the FDA, and at acceptable quality and pricing levels in order to meet commercial demand;
•ensure that our third-party manufacturers develop, validate and maintain commercially viable manufacturing processes that are compliant with GMP regulations;
•implement and maintain agreements with wholesalers, special pharmacy partners, distributors, and group purchasing organizations on commercially reasonable terms;
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
•the COVID-19 pandemic;
•limitations or warnings contained in the approved labeling;
•changes in the standard of care for the targeted indication;
•limitations in the approved clinical indication;
•demonstrated clinical safety and efficacy compared to other products;
•potential for significant adverse side effects;
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
Our ability to commercialize LUPKYNIS successfully will also depend in part on the extent to which coverage and reimbursement for LUPKYNIS will be available from government authorities, private health insurers and other organizations. In the United States and markets in other countries, patients generally rely on third-party reimbursement for all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to market acceptance of our products. Our ability to successfully commercialize LUPKYNIS will depend in part on the extent to which coverage and adequate reimbursement of LUPKYNIS will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors such as private health insurers and health maintenance organizations, decide which medication they will pay for and establish reimbursement levels, which for the product, is beyond our control.
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
There may be delays in obtaining reimbursement for recently approved products and eligibility for reimbursement does not imply that any product will be paid for in all cases or at a rate that covers our costs, including research, development, manufacture, patient services, sale, and distribution. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors. Private third-party payors often rely on Medicare coverage policy and payment limitations in setting their own reimbursement policies. Our inability to promptly obtain coverage and profitable payment rates from both government funded and private payors for our approved product could have a material adverse effect on our operating results, our ability to raise capital needed to commercialize LUPKYNIS and on our overall financial condition.
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
Pricing and rebate calculations are complex, vary among products and programs, and are often subject to interpretation by governmental or regulatory agencies and the courts. The terms, scope and complexity of these government pricing programs change frequently. Responding to current and future changes may increase our costs and the complexity of compliance will be time consuming. In addition, there is increased focus by the Office of Inspector General on the methodologies used by manufacturers to calculate Average Manufacturer Price (AMP), and best price (BP), to assess our compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors. For example, failure to submit monthly/quarterly AMP and BP data on a timely basis could result in a civil monetary penalty per day for each day the submission is late beyond the due date. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the Federal False Claims Act and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. If Centers for Medicare and Medicaid Services were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for our covered outpatient products, which would harm our business.
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
•our products, including LUPKYNIS, do not infringe the patents or intellectual property of others; or
•that we will be able to obtain any extensions of the applicable patent terms.
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
Our intellectual property rights in some countries outside of the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners (such as Otsuka) may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing product made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products (including LUPKYNIS), and our intellectual property rights may not be effective or sufficient to prevent them from competing.
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
Changes in patent law in the United States and other jurisdictions could diminish the value of patents in general, thereby impairing our ability to protect our products (including LUPKYNIS).
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
The U.S. Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition, there have been recent proposals for additional changes to the patent laws of the U.S. and other countries that, if adopted, could impact our ability to obtain patent protection for our proprietary technology or our ability to enforce our proprietary technology. Depending on future actions by the U.S. Congress, the United States courts, the USPTO and the relevant law-making bodies in other countries, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents that we might obtain in the future.

Not all of our trademarks are registered. Failure to secure those registrations could adversely affect our business.
If we do not secure registrations for our trademarks, we may encounter more difficulty in enforcing them against third parties than we otherwise would, which could adversely affect our business. During trademark registration proceedings in the United States and foreign jurisdictions, we may receive rejections. We will be given an opportunity to respond to those rejections, but we may not be able to overcome such rejections. In addition, in the USPTO and in comparable agencies in many foreign jurisdictions, third parties are given an opportunity to oppose pending trademark applications and to seek to cancel registered trademarks. Opposition or cancellation proceedings may be filed against our trademarks, and our trademarks may not survive such proceedings.
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
We had negative operating cash flow for multiple years including the financial year ended December 31, 2021. To the extent that we have negative operating cash flow in future periods, we will likely need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate a positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable or acceptable to us.
We have incurred losses and anticipate that our losses may increase as we continue to expand and develop our business and commercialize LUPKYNIS. As of December 31, 2021, we had an accumulated deficit of $756.1 million. Although we received FDA approval and commenced commercialization of LUPKYNIS in the United States in January 2021, we may continue to incur losses and there can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or cause any guidance we may provide to be inaccurate.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. Due to the recent FDA approval of LUPKYNIS and the absence of historical sales data, our revenue from product sales will be difficult to predict. We also expect to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to research, development, clinical trial activities, regulatory activities, commercialization activities and business development.
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
We are exposed to financial risk related to the fluctuation of foreign currency exchange rates which could harm our future operating results or cash flows. Foreign currency risk is the risk that variations in exchange rates between the United States dollar and foreign currencies, primarily with the Canadian dollar, will affect our operating and financial results. We hold the majority of our cash reserves in U.S. dollars and the majority of our revenues and expenses, including clinical trial costs are also denominated in U.S. dollars, which mitigates the risk of material foreign exchange fluctuations.
We may not realize the anticipated benefits of acquisitions or product licenses and integration of these acquisitions and any products acquired or licensed may disrupt our business and management.
As part of our business strategy, we may acquire additional companies, products or technologies principally related to, or complementary to, our current operations (as we did with our acquisitions of AUR200 and AUR300). At any given time, we may be evaluating acquisitions of companies, products or technologies or may be exploring licensing opportunities, and may have entered into confidentiality agreements, non-binding letters of intent or may be in the process of conducting due diligence with respect to such opportunities. Any such acquisitions will be accompanied by certain risks including, but not limited to:
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
We may never be able to efficiently execute on business development activities, properly integrate acquired assets (including any human capital associated with the acquired assets), or bring management's expectation of benefit from the acquired assets to fruition. We may not be able to successfully overcome these risks and other problems associated with acquisitions and this may harm our business, financial condition, or results of operations.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Our activities to date have been limited to, among other things, organizing and staffing our company, business planning, business development, raising capital, developing, manufacturing, and, more recently, marketing and commercializing LUPKYNIS. In addition to undertaking nonclinical studies, and conducting clinical trials and business development. We have limited history demonstrating our ability to manufacture a product at commercial scale or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as reliable as they could be if we had a longer and more established operating history.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We may need to expand our capabilities to support future activities related to the commercialization of LUPKYNIS. We may be unsuccessful in adding such capabilities.
Anticipated revenues may not be derived from licensing activities.

Our future performance may be impacted by our ability to generate royalty or other revenues from licenses (such as the license granted to Otsuka) and the successful commercialization of LUPKYNIS or other products we may develop or acquired. We anticipate that some of our revenues in the future may be derived from products licensed to pharmaceutical and biotechnology companies. Accordingly, these revenues will depend, in large part, upon the success of these companies, and our operating results may fluctuate substantially due to reductions and delays in their research, development, and marketing expenditures. These reductions and delays may result from factors that are not within our control, including:
a.changes in economic conditions;
b.changes in the regulatory environment, including governmental pricing controls affecting health care and health care providers;
c.pricing pressures;
d.other factors affecting research and development spending; and
e.change in strategy of our business partners
The failure of Otsuka or future licensing partners could harm our business or results of operations and the global reputation of LUPKYNIS.

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
We may require additional capital resources to expand and develop our business. Advancing LUPKYNIS inside and outside the United States, marketing for LUPKYNIS, or acquisition and development of any other products will require considerable resources and additional access to capital markets. In addition, our future cash requirements may vary materially from those now expected. Our future capital requirements may increase if for example:
a.we experience unexpected or increased costs relating to preparing, filing, prosecuting, maintaining, defending and enforcing patent claims, or other lawsuits, brought by either us or our competition;
b.we elect to develop, acquire or license new technologies, products or businesses;
c.we are required to perform additional pre-clinical studies and clinical trials; or
d.we have a change in commercial strategy which could result in increase in headcount, direct to consumer marketing campaigns, and advertising.
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
We may not be able to continue to identify or develop new products (including AUR200 and AUR300). Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development or commercialization. If we do not successfully identify, develop, and commercialize new products based upon our approach, we will not be able to diversify our portfolio which could result in harm to our financial position and impact the trading price of our common shares.
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
LUPKYNIS has undergone safety testing, however, not all adverse effects can be predicted or anticipated. Unforeseen side effects from LUPKYNIS could arise after the approved product has been marketed. Ongoing or future trials of our product may not support the conclusion that LUPKYNIS has an acceptable safety profile or the FDA may disagree with our or clinical trials investigators’ interpretation of data from clinical trials or post marketing surveillance in determining if adverse or unacceptable side effects are related to LUPKYNIS. There can be no assurance that discovery of previously unknown adverse events or other problems with LUPKYNIS, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, will not occur at any time during commercial and future use of LUPKYNIS. Furthermore, there can be no assurance that disease resistance or other unforeseen factors will not limit the effectiveness of LUPKYNIS. The most common adverse reactions to

LUPKYNIS demonstrated in our Phase 3 AURORA study were glomerular filtration rate decrease, hypertension, diarrhea, headache, anemia, cough, urinary tract infection, abdominal pain upper, dyspepsia, alopecia, renal impairment, abdominal pain, mouth ulceration, fatigue, tremor, acute kidney injury, and decreased appetite. These common adverse reactions were also repeated in our AURORA 2 continuation study. Any adverse discoveries may yield various results, including:
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
We have entered into an exclusive license agreement with Otsuka that provides the licensee exclusive rights to the development and commercialization of LUPKYNIS in various specified regions outside of the United States. As a result, we are entirely dependent on this third party to achieve regulatory approval of LUPKYNIS for marketing in these regions and for the commercialization of LUPKYNIS, if approved. The timing and amount of any milestone and royalty payments we may receive under this agreement, as well as the commercial success of LUPKYNIS in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources, and successful commercialization of LUPKYNIS by the licensee. We also depend on Otsuka to comply with all applicable laws relative to the development and commercialization of LUPKYNIS in those countries. We do not control the individual efforts of this licensee and have limited ability to terminate this agreement if the licensee does not perform as anticipated. The failure of the licensee to devote sufficient time and effort to the development and commercialization of LUPKYNIS, or the failure of this licensee to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could harm our financial results and operations.
If Otsuka violates, or is alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm, or other negative outcomes, including possible legal consequences. Any termination, breach, or expiration of any of this license agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestone payments and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of LUPKYNIS. Alternatively, we may attempt to identify and transact with a new licensee, but there can be no assurance that we would be able to identify a suitable licensee or transact at all, or on terms that are favorable to us.
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
We depend upon independent investigators and collaborators, such as contract research organizations or CROs, universities and medical institutions, to conduct clinical trials under agreements with us. These collaborators are not our employees and we cannot control the amount or timing of resources that they devote to our programs. Nevertheless, we are responsible for ensuring that each of our clinical trials is conducted in accordance with regulatory requirements, including GCP requirements, and the applicable protocol. If we, or any of our CROs or third party contractors, fail to comply with applicable GCPs, the clinical data generated in our clinical trials may be deemed unreliable and the FDA or comparable foreign regulatory authorities may require us to perform additional clinical trials. We cannot assure you that upon inspection by a given regulatory authority, such regulatory authority will determine that any of our clinical trials comply with GCP regulations. In addition, our clinical trials must be conducted with product produced under current GMP regulations. Our failure to comply with these regulations may require us to repeat clinical trials or make us subject to fines or regulatory penalties, which would materially adversely affect our business.
We have limited experience in drug formulation or manufacturing and rely exclusively on third parties, in many cases as sole to formulate and manufacture LUPKYNIS, and any disruption or loss of these relationships could delay our development and commercialization efforts.
We have no experience in drug formulation or manufacturing and do not intend to establish our own manufacturing facilities. For example, we are using the following third parties for manufacturing and encapsulation:
•Lonza is currently the sole source manufacturer of our drug substance; and
•Catalent is solely providing services with respect to encapsulating LUPKYNIS for our commercial and clinical supply, clinical labeling and global distribution for clinical trial purposes.
If we are unable to continue our relationships with one or more of our third-party contractors, in particular where those third-party contracts are one of our sole providers, we could experience delays in commercialization and development efforts as we locate and qualify new contractors. Our reliance on a limited number of third-party manufacturers exposes us to the following risks:
•We may be unable to identify third-party manufacturers on acceptable terms or at all because the number of potential manufacturers is limited, and the FDA must approve any replacement manufacturer. This approval could require new testing and compliance inspections. In addition, a new third-party manufacturer would have to be educated in, or develop substantially equivalent processes for, production of LUPKYNIS after receipt of FDA approval.
•Our third-party manufacturers might be unable to formulate and manufacture LUPKYNIS in the volume and of the quality required to meet our clinical and/or commercial needs.
•Our third-party manufacturers may not perform as agreed or may not remain in the contract manufacturing business for the time required to supply our clinical trials or to successfully produce, store, and distribute LUPKYNIS for commercialization, as applicable.
•The facilities used by our third-party manufacturers to manufacture LUPKYNIS must be approved by the FDA.
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
The process of manufacturing LUPKYNIS is susceptible to product loss due to a variety of factors, including but not limited to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product or in the manufacturing facilities in which our product are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of our products. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.
While we attempt to mitigate against this risk by ordering additional quantities and maintaining a safety stock of our product, we may not estimate the required amounts sufficiently and even this may not provide sufficient mitigation.
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
We are subject to additional healthcare statutory and regulatory requirements and enforcement by the federal government and the states and foreign governments in which we conduct our business. Healthcare providers, physicians and third-party payors play a primary role in the recommendation and prescription of LUPKYNIS. Our future arrangements with third-party payors and customers will expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we market, sell, and distribute LUPKYNIS. Restrictions under applicable federal and state healthcare laws and regulations include, but are not limited to, the following:
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

Risks Related to Human Capital, Information Technology and Managing Growth
Our employees, principal investigators, CROs and consultants may engage in misconduct or other improper activities, including non-compliance with regulatory standards and requirements and insider trading.
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
Our ability to retain key personnel and attract other qualified individuals is critical to our success. As a technology-driven company, intellectual input from key management and personnel is critical to achieve our business objectives. The loss of the services of key individuals might significantly delay or prevent achievement of our business objectives. In addition, because of a relative scarcity of individuals with experience and the high degree of education and scientific achievement required for our business, competition among life sciences companies for qualified employees is intense and the recent move by companies to offer a remote or hybrid work environment may increase the competition for such employees from employers outside of our traditional office locations, as a result, we may not be able to attract and retain such individuals on acceptable terms, or at all. In addition, because we do not maintain “key person” life insurance on any of our officers, employees, or consultants, any delay in replacing such persons, or an inability to replace them with persons of similar expertise, could harm our business, financial condition, and results of operations.

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
Incentive provisions for our key executives include the granting of stock options that vest over time, designed to encourage such individuals to stay with us. However, a low share price, whether as a result of lower than expected revenues from LUPKYNIS, disappointing progress in our development programs or as a result of market conditions generally, could render such agreements of little value to our key executives. In such event, our key executives could be susceptible to being hired away by our competitors who could offer a better compensation package. If we are unable to attract and retain key personnel, our business, financial conditions and results of operations may be harmed.
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

We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. With our offices intermittently closed, due to the COVID-19 pandemic, many of our employees are currently working from home and therefore we are highly reliant on these services for our operations. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities. We do not have control over the operations of the facilities of our cloud service providers and our third party providers may be vulnerable to damage or interruption from natural disasters, the effect of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our cloud service providers service levels may harm our ability to meet our requirements and operate our business.
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
The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell LUPKYNIS profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the ACA. While it is difficult to assess the impact of the ACA in isolation, either in general or on our business specifically, it is widely thought that the ACA increases downward pressure on pharmaceutical reimbursement, which could negatively affect market acceptance of, and the price we may charge for, LUPKYNIS. Further, the U.S. and foreign governments regularly consider reform measures that affect healthcare coverage and costs. Such reforms may include changes to the coverage and reimbursement of healthcare services and products. In particular, there have been recent judicial and Congressional challenges to the ACA, which could have an impact on coverage and reimbursement for healthcare services covered by plans authorized by the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. Since its enactment, there have been judicial and Congressional challenges to certain aspects of the ACA. As a result, there have been delays in the implementation of, and action taken to repeal or replace, certain aspects of the ACA. Most recently, the U.S. Tax Cuts and Jobs Act was enacted, which, among other things, removes the penalties for not complying with the ACA’s individual mandate to carry health insurance. On January 28, 2021, President Biden issued an executive order to initiate a special enrollment period from February 15, 2021 through May 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructs certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. The ACA has also been the subject of numerous court challenges on the basis of, among other things, constitutionality. While the Supreme Court of the United States ruled in summer 2021 that the ACA was constitutional in respect to one such challenge, this does not mean that there will not be future challenges launched, which may or may not be successful. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business. We cannot predict the ultimate content, timing or effect of any healthcare reform legislation or the impact of potential legislation on us.
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the U.S. Budget Control Act of 2011 resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Biden administration has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take, whether or to what degree they may impact us or our products, or whether such steps will be successful. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
The industry in which we operate is highly competitive and we have numerous potential domestic and foreign competitors, including major pharmaceutical and chemical companies, universities, academic institutions, government agencies, public and private research organizations and large, fully-integrated pharmaceutical companies which have extensive resources and experience in research and development, process development, clinical evaluation, manufacturing, regulatory affairs, distribution and marketing. In particular, over the course of the past year we are aware that a number of companies have announced that they are commencing clinical trials for different treatment options for LN. Many of our potential competitors possess substantially greater research and development skills, financial, technical and marketing expertise and human resources than we do, and may be better equipped to develop, manufacture and market products. There is a risk that new products and technologies may be developed which may be more effective or commercially viable than the product being developed or marketed by us, thus making LUPKYNIS non-competitive or obsolete. There may also be market resistance to the acceptance of our new product in any indication and a risk that LUPKYNIS, even though clinically effective, is not economically viable.
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
Our shareholders may be unable to sell significant quantities of common shares into the public trading markets without a significant reduction in the price of their common shares, or at all. There can be no assurance that there will be sufficient liquidity of our common shares on the trading market, and that we will continue to be listed on Nasdaq or achieve listing on any other public listing exchange.
The price of our common shares could be subject to volatility related or unrelated to our operations.
The market prices for the securities of biotechnology companies, including ours, have historically been volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company.
The trading price of the common shares could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the results and adequacy of our pre-clinical studies and clinical trials, as well as those of our collaborators, or our competitors; the results of our operations, such as quarterly or annual sales figures; other evidence of the safety or effectiveness of LUPKYNIS or those of our competitors; announcements of technological innovations or new products by our competitors; governmental regulatory actions; developments with collaborators; developments (including litigation) concerning our patent or other proprietary rights of competitors; concern as to the safety of LUPKYNIS; period-to-period fluctuations in operating results; changes in estimates of our performance by securities analysts; market conditions for biotechnology stocks in general; global or local political, economic, social and health crises; market rumors; and other factors not within our control could impact the market price of the common shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
We may be a passive foreign investment company for U.S. tax purposes, which may result in adverse tax consequences for U.S. investors.
If we are characterized as a passive foreign investment company (PFIC), there may be adverse tax consequences for U.S. investors. Generally, if for any taxable year 75% or more of our gross income is passive income, or at least 50% of the average quarterly value of our assets are held for the production of, or produce, passive income, we would be characterized as a PFIC for U.S. federal income tax purposes. Based on the nature of our income and the value and composition of our assets, we do not believe we were a PFIC during 2021. While we also do not believe we will be a PFIC for the current taxable year, because PFIC status is determined on an annual basis and generally cannot be determined until the end of the taxable year, there can be no assurance that we will not be a PFIC for the current or future taxable years. If we are characterized as a PFIC, our shareholders who are U.S. holders may suffer adverse tax consequences, including the treatment of gains realized on the sale of our common shares as ordinary income, rather than as capital gain, the loss of the preferential rate applicable to dividends received on our common shares by individuals who are U.S. holders, and the addition of interest charges to the tax on such gains and certain distributions. A U.S. shareholder of a PFIC generally may mitigate these adverse U.S. federal income tax consequences by making a “qualified electing fund” election, or, to a lesser extent, a “mark to market” election.
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

As a public company, we incur significant legal, accounting, and other expenses. In addition, the Sarbanes-Oxley Act of 2002 and rules subsequently implemented by the SEC, Canadian securities regulators, and the Nasdaq have imposed various requirements on public companies, including establishment and maintenance of effective disclosure and financial controls and corporate governance practices. Our management and other personnel devote a substantial amount of time to these compliance initiatives. Moreover, these rules and regulations have increased our legal and financial compliance costs and have made some activities more time-consuming and costly.

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

In accordance with the guidelines specified under Rule 10b5-1 under the Exchange Act, as amended, equivalent legislation in applicable jurisdictions, and our policies regarding equity transactions, a number of our employees, including executive officers, may adopt share trading plans pursuant to which they have arranged to sell common shares from time to time in the future. Generally, sales of common shares, including sales under such plans, by our executive officers and directors require public filings. Sales of our common shares by such persons could cause the price of our common shares to fall or prevent it from increasing. If sales by employees, executive officers, or directors cause a substantial number of our common shares to become available for purchase in the public market, the price of our common shares could fall or may not increase. Also, sales by such personnel could be viewed negatively by holders and potential purchasers of our common shares.

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 13,206 square foot facility in Victoria, British Columbia, which is used primarily as our headquarters as well as for research and development and administrative purposes. We lease approximately 2,248 square feet of space in Edmonton, Alberta, which is used for general and administrative purposes. We lease approximately 30,531 square feet of space in Rockville, Maryland, which serves as our commercial office and is used for marketing as well as general and administrative purposes. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found under in Note 14 "Commitments and Contingencies" to our consolidated financial statements included in "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on The Nasdaq Global Market under the symbol "AUPH" and were traded on the TSX under the symbol "AUP" until July 30, 2021. As of July 30, 2021, our common shares no longer trade on the TSX following our voluntary delisting and are solely traded on the Nasdaq Global Market.
Holders of Record
As of February 22, 2022 there were approximately 38 registered holders of record of our common shares.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans are incorporated by reference to Item 12 of Part III of this Annual Report.
Recent Sales of Unregistered Securities
During the year ended December 31, 2021, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the year ended December 31, 2021.
Dividends
We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and operations, including the commercialization of LUPKYNIS and further advancement of our pipeline, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends, if any, will be at the discretion of our board of directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other facts our board of directors may deem relevant.

Performance Graph
The following graph shows the value of an investment of $100 from December 31, 2016 through December 31, 2021, in our common shares, the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical share price performance of our common shares shown in the performance graph is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Returns from 2016 to 2021
Among Aurinia Pharmaceuticals, Nasdaq Biotechnology Index, and the
Nasdaq Composite Index
1,200
1,000
800
600
400
200
—
2016
2017
2018
2019
2020
2021
Aurinia Pharmaceuticals
Nasdaq Biotechnology Index
Nasdaq Composite Index

	Cumulative Total Return Date Ended
	2016	2017	2018	2019	2020	2021
Aurinia Pharmaceuticals	$100.00	$215.71	$324.76	$964.76	$658.57	$1,089.05
Nasdaq Biotechnology Index	$100.00	$121.06	$109.77	$136.56	$171.64	$170.55
Nasdaq Composite Index	$100.00	$128.24	$123.26	$166.68	$239.42	$290.63

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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
None.
Item 6. Reserved.
Not required.
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following management’s discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and the notes thereto included in this Annual Report. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates and beliefs and involve numerous risks and uncertainties, including but not limited to those described in the “Risk Factors” section of this Annual Report. Our actual results may differ materially from those contained in any forward-looking statements. You should carefully read “Special Note Regarding Forward-Looking Statements” and “Risk Factors.”
The following generally discusses 2021 and 2020 items and year-to-year comparisons between 2021 and 2020. Discussion of historical items and year-to-year comparisons between 2020 and 2019 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-

K for the fiscal year ended December 31, 2020, filed with the SEC on February 24, 2021 and such comparisons are incorporated herein by reference.

Overview
Aurinia is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies to treat targeted patient populations that are suffering from serious diseases with a high unmet medical need. In 2021, we commercially launched LUPKYNIS in the United States for the treatment of adult patients with active LN. We continue to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program as well as our other assets.
On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN.
On August 17, 2021, we announced the acquisition of two novel assets, AUR200 and AUR300. AUR200 is currently undergoing pre-clinical development with projected submission of an Investigational New Drug Application (IND) to the FDA in 2023. It is anticipated that an IND for AUR300 will be submitted during the first half of 2023.
On December 9, 2021, we announced positive topline results from the AURORA 2 continuation study evaluating the long-term safety and tolerability of LUPKYNIS.

Our net product revenue in 2021 increased to $45.5 million due to FDA approval of LUPKYNIS on January 22, 2021. We did not have any products approved for sale before 2021. We expect our net product revenue to continue to increase as we continue to execute on our post approval commercialization strategy for LUPKYNIS.

Our total expenses increased in 2021 to $226.3 million, primarily as a result of additional efforts related to the commercialization of LUPKYNIS, along with an increase in and cost of sales recognized for product sales. We anticipate continuing to spend more in R&D to support our continued development programs for LUPKYNIS and in respect of our two additional assets, AUR200 and AUR300 and our post approval commitments to the FDA.

We ended 2021 with $466.1 million in cash, cash equivalents and short-term investments, which we believe to be sufficient to fund our current business plans.
LUPKYNIS is an orally administered CNI, immunosuppressant, that has the potential to improve near and long-term outcomes in LN when used in combination with MMF (although MMF is not currently approved as such) and steroids. By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can protect against proteinuria. Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation.
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
Product Revenues
In the United States (and territories), we sell LUPKYNIS primarily to specialty pharmacies and specialty distributors. These customers subsequently resell our products to health care providers and patients. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.
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
Our estimates established for variable consideration are calculated based upon utilizing the expected value method. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to its customers that has not yet been dispensed. As of December 31, 2021, we did not have any material adjustments to estimates based on actual results.
License, Collaboration and Other Revenues
We enter into out-licensing agreements that are within the scope of ASC 606, under which we license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments, payments for manufacturing supply services we provide through our contract manufacturers, and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. We recorded $50.0 million for upfront, non-refundable license revenue in 2020 related to the Otsuka agreement. The upfront fee of $50.0 million was fixed consideration for the transfer of the license and was recognized upon transfer of the license in December 2020 and we have not recorded any material amounts of revenue related to its license agreements in 2021.
Research and Development (R&D)Costs: R&D costs are accounted for in accordance with ASC Topic 730, Research and Development, (ASC 730) and are expensed as incurred. R&D costs consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for R&D activities, including nonclinical studies, clinical trials, manufacturing costs and professional services and in process R&D costs associated with acquired or licensed assets that do not have alternative uses and therefore no separate economic value. The costs of services performed by others in connection with the R&D activities, including R&D conducted by others on behalf of us, shall be included in R&D costs and expensed as the contracted work is performed.
We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. We determine the accruals for R&D costs through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of the clinical studies and the agreed-upon fee to be paid for such services. Where contingent milestone payments are due to third parties under R&D arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are probable to be achieved.
Deferred Compensation Arrangements: We have recorded deferred compensation arrangements in liabilities for estimated future employee benefits relating to applicable historical employment arrangements. The deferred compensation arrangements were approved by a resolution of the Board of Directors of the Company on March 8, 2012. Pursuant to ASC Topic 710, we recognize future benefits provided by employee retention arrangements, as deferred compensation, which is recognized when we determine that it is probable to make future payments. The deferred compensation is based on an income approach for the estimated future net revenues of voclosporin using an internal risk-adjusted net present value of the future payments to be made to the individuals.

Initially, these obligations are measured at the present value of expected future payments to be made in respect of services provided by employees up to the end of the reporting periods. Subsequent re-measurements as a result of performance obligations we meet or changes in assumptions are recognized in the consolidated statement of operations. There have been no material historical adjustments to amounts recorded in the consolidated statement of operations in prior periods.
Impact of Recently Issued Accounting Pronouncements
For information of recent accounting pronouncements and their impact on our consolidated financial statements or disclosures, see Note 2 "Summary of Significant Accounting Policies" to our consolidated financial statements included in "Financial Statements and Supplementary Data" in this Annual Report.
Results of Operations
Comparison of the Years Ended December 31, 2021 and 2020
The following table sets forth our results of operations for the years ended December 31, 2021 and 2020:

	Years Ended December 31,
(in thousands)	2021	2020	Change
Revenue:
Product revenue, net	$45,488	$—	$45,488
License and contract revenue	117	50,118	(50,001)
Total revenue, net	45,605	50,118	(4,513)
Operating expenses:
Cost of sales	1,091	—	1,091
Selling, general and administrative	171,438	95,983	75,455
Research and development	51,139	50,327	812
Amortization of intangible assets	2,098	1,289	809
Other expense, net	574	6,809	(6,235)
Total cost of sales and operating expenses	226,340	154,408	71,932
Loss from operations	(180,735)	(104,290)	(76,445)
Interest income	529	1,516	(987)
Net loss before income taxes	(180,206)	(102,774)	(77,432)
Income tax expense (benefit)	760	(94)	854
Net loss	$(180,966)	$(102,680)	$(78,286)
Revenues
Total revenues were $45.6 million and $50.1 million for the years ended December 31, 2021 and 2020, respectively. Our total revenues during 2021 primarily consisted of product revenues, net of adjustments, for LUPKYNIS following FDA approval in January 2021. Total revenues during 2020 were primarily due to the upfront payment from Otsuka of $50.0 million recorded as licensing revenue. In 2020, we did not have any drugs approved for commercial sale.
Cost of Sales
Cost of sales were $1.1 million and nil for the years ended December 31, 2021 and 2020, respectively. The increase was primarily the result of commercial sales of LUPKYNIS. In 2020, we did not have any drugs approved for commercial sale and the upfront payment from Otsuka did not have cost of sales. Gross margin for the year ended December 31, 2021 was approximately 98%.

Selling, General and Administrative Expenses
SG&A expenses increased to $171.4 million for the year ended December 31, 2021 compared to $96.0 million for the year ended December 31, 2020. SG&A expenses consisted of the following:

	Years Ended December 31,		Change
(in thousands)	2021	2020
Salaries, incentive pay and employee benefits	$78,991	$40,137	$38,854
Professional fees and services	45,551	30,601	14,950
Share-based compensation expense	26,432	13,615	12,817
Other public company costs, facility costs, insurance, information technology, depreciation of property and equipment	12,635	9,583	3,052
Travel, trade shows and sponsorships	7,829	2,047	5,782
	$171,438	$95,983	$75,455
We expense all SG&A costs in the periods in which they are incurred. We expect our SG&A expenses to continue to grow as we continue to build out the commercial and administrative functions to further support the commercialization of LUPKYNIS.
The primary drivers for the increase of $75.5 million in SG&A were due to an increase of $38.9 million in salaries and incentive pay including sales commissions and performance bonuses and employee benefits, and a $12.8 million increase in share-based compensation expense related to the expansion of the commercial and administrative functions to support the launch and commercialization of LUPKYNIS. Also contributing was an increase of $15.0 million in professional fees and services for activities such as patient assistance programs, consulting, recruiting, legal, market research and marketing. Following FDA approval, approximately $7.5 million of salaries and expenses that were previously allocated to R&D have been allocated to SG&A expense related to post approval support of LUPKYNIS. We anticipate continuing to incur significant expenses in SG&A to support the commercialization of LUPKYNIS.
Research and Development Expenses
R&D expenses increased slightly to $51.1 million for the year ended December 31, 2021 compared to $50.3 million for the year ended December 31, 2020. R&D expenses consisted of the following:

	Years Ended December 31,		Change
(in thousands)	2021	2020
Contract research organizations (CRO) and developmental expenses	$31,098	$23,534	$7,564
Clinical supply and distribution	4,180	7,954	(3,774)
Salaries, incentive pay and employee benefits	11,008	11,094	(86)
Share-based compensation expense	4,442	3,729	713
Travel, insurance, legal fees and other	411	4,016	(3,605)
	$51,139	$50,327	$812
The primary drivers for the slight increase of $0.8 million in R&D were due to the upfront license and accrued milestone expense totaling $10.0 million related to our recently acquired developmental programs, AUR200 and AUR300 included in the CRO and developmental expenses line item and higher clinical research organization expenses related to our new clinical programs offset by a $3.8 million decrease in clinical supply and distribution costs following the approval of LUPKYNIS, including a reduction in new drug application preparation costs and termination of the dry eye trial during the fourth quarter of 2020. Following FDA approval, approximately $7.5 million of salaries and expenses that were previously allocated to R&D have been allocated to SG&A expense related to post approval support of LUPKYNIS.
We expect our R&D expenses will increase as we continue to develop our pipeline assets. We expect our R&D expenses will increase in future periods as we continue to meet our post approval obligations related to LUPKYNIS with the FDA, to invest in R&D activities related to developing voclosporin and product candidates, and as programs advance into later stages of development and we begin to conduct larger clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and R&D is highly uncertain. As a result, we are unable to determine the duration and completion costs of our R&D projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.
Amortization of Acquired Intellectual Property and Other Intangible Assets

Amortization of acquired intellectual property and other intangible assets increased to $2.1 million for the year ended December 31, 2021 compared to $1.3 million for the year ended December 31, 2020 mainly due to implementations of internal-use software in 2020 and 2021.

Other Expenses (Income), Net

Other expenses were $0.6 million for the year ended December 31, 2021 compared to $6.8 million for the year ended December 31, 2020. The primary driver for the decrease of $6.2 million in other expenses during 2021 was the revaluation of deferred compensation in 2020 based on changes in estimates.

Interest Income

Interest income was $0.5 million for the year ended December 31, 2021 compared to $1.5 million for the year ended December 31, 2020. The decrease was mainly due to a lower return, as a result of lower interest rates on our 2021 investments, in comparison to 2020.

Liquidity and Capital Resources
As of December 31, 2021, we had cash and cash equivalents of $231.9 million and short-term investments of $234.2 million compared to cash and cash equivalents of $272.4 million and short-term investments of $126.0 million at December 31, 2020. Cash and cash equivalents and our investments are primarily held in U.S. dollars. As of December 31, 2021 and 2020, we had working capital of $472.7 million and $387.4 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards our newly acquired assets AUR200 and AUR300. Taking into consideration the cash and cash equivalents and investments as of December 31, 2021, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post approval commitments, manufacturing commercial drug supply, funding our supporting commercial infrastructure, conducting our planned R&D programs, investing in our pipeline and funding our supporting corporate and working capital for at least the next few years.
The following table summarizes our cash flows for December 31, 2021, 2020 and 2019:

(in thousands)	2021	2020	2019
Net cash (used in) provided by:
Operating activities	$(157,692)	$(69,858)	$(63,585)
Investing activities	(103,870)	(158,186)	7,783
Financing activities	221,112	194,375	243,854
Net change in cash and cash equivalents	$(40,450)	$(33,669)	$188,052

Cash Flows from Operating Activities
Cash used in operating activities in December 31, 2021 was $157.7 million, compared to $69.9 million, for the year ended December 31, 2020. The increase is primarily due to the commercial infrastructure spend to support the launch and commercialization of LUPKYNIS, payments for inventory, payments to help advance our clinical programs and one-time payments to a related party upon achievement of specific milestones partially offset by an increase in cash receipts. In the prior year, the Company was still in the development phase of LUPKYNIS.
Cash used in operating activities in December 31, 2020 was $69.9 million, compared to cash used in operating activities of $63.6 million for the year ended December 31, 2019. While we had a net loss of $102.7 million in 2020, non-cash components mainly included $17.5 million of share-based compensation. Operating cash flows included a net increase in working capital of

$4.5 million. Net change in working capital during 2020 was largely impacted by changes in inventory, prepaid expenses and deposits, accounts payable and accrued liabilities and changes in our non-current assets and liabilities.
Cash Flows from Investing Activities
Cash used in investing activities for the year ended December 31, 2021 was $103.9 million compared to cash used in investing activities of $158.2 million for the year ended December 31, 2020. Investing activities during 2021 consisted primarily of $439.0 million for purchases of investments of commercial paper and corporate bonds as discussed in Note 4 of the audited consolidated financial statements for the year ended December 31, 2021.
Cash used in investing activities for the year ended December 31, 2020 was $158.2 million compared to cash provided by investing activities of $7.8 million for the year ended December 31, 2019. Investing activities in 2020 consisted primarily of $203.0 million for purchases of investments of commercial paper and corporate bonds as discussed in Note 4 of the audited consolidated financial statements for the year ended December 31, 2020.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2021 was $221.1 million compared to cash provided by financing activities of $194.4 million for the year ended December 31, 2020. Cash provided by financing activities for the year ended December 31, 2021 increased primarily due to the net proceeds of $196.7 million from our November 2021 ATM facility and $24.0 million of proceeds from the exercise of stock options.
Cash provided by financing activities for the year ended December 31, 2020 of $194.4 million compared to cash provided by financing activities of $243.9 million for the year ended December 31, 2019 decreased mainly due to the net proceeds of $187.7 million from our public offering of common shares compared to 2019, which included $223.1 million net proceeds from public offerings of common shares in 2019.
November 2021 ATM facility
In November 2021, we entered into an Open Market Sale Agreement, or the Sale Agreement, under which we issued 10.2 million common shares, resulting in net proceeds of $196.7 million through December 31, 2021. There have been no sales subsequent to December 31, 2021.
We intend to use the net proceeds to fund our operations, which includes, but is not limited to, clinical development and commercial production of voclosporin (whether for LN or other indications), advance our pipeline, regulatory, additional clinical trials, business development opportunities, capital expenditures and working capital.
In February 2022 we terminated the Sale Agreement and no further sales will occur under the Sale Agreement.

Material cash requirements
As of December 31, 2021, our material short-term cash requirements are approximately $117.3 million. We anticipate our long-term cash requirements to be approximately $163.3 million, which does not include per annum requirements related to human capital, insurance and government payor rebates, each of which we anticipate to fluctuate based on future requirements (those per annum amounts, calculated on a short-term cash requirement basis, amount to approximately $92.9 million). These short and long-term cash requirement estimates are all based on our current operating plans and strategies, and could fluctuate if our plans were to change.
Our material cash requirements include the following:
•Short-term per annum expenses for human capital (which includes estimates for personnel headcount, performance bonuses, salaries, benefits and commissions);
•Government payor rebates and co-payment programs;
•Corporate insurance premiums;
•Cash requirements related to R&D projects, clinical trials, milestone expenses and post-approval related studies and support;
•Short-term and long-term lease liabilities included on our consolidated balance sheet or Note 16, Leases for further details;
•Deferred compensation arrangements included on our consolidated balance sheet or Note 15, Deferred Compensation and Other Non-Current Liabilities for further details; and

•Purchases for inventory and production costs to support our commercial and clinical product supply requirements, as well as capital expenditures. For further details see Note 14, Commitments and Contingencies.

There are several factors that we believe could impact our future cash requirements, including:
•the amount of revenue received from commercial sales of LUPKYNIS and potential future drug candidates;
•the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related regulatory requirements and activities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•the number and characteristics of the R&D assets we seek to develop or commercialize;
•the expenses needed to attract and retain skilled personnel as well as any other personnel changes that we may implement; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.
Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Our activities can expose us to market risks which include interest rate risk, foreign currency risk, inflation risk and credit risk. Risk management is carried out by management under policies approved by our Board of Directors. Our overall risk management program seeks to minimize adverse effects on our financial performance.
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of December 31, 2021 our investment portfolio includes cash and cash equivalents and investments of $466.1 million that earn interest at market rates. Our investment portfolio is maintained in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S government agencies as well as corporate debt securities. As of December 31, 2021, these instruments have a maturity of one year or less.
As of December 31, 2021 a decrease of 100 basis points on our interest rates of our investments would result in a $0.4 million loss on the fair market value of our portfolio and would be realized at the maturity of our investments.
Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.
Foreign Currency Risk
We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc, Great British Pound and Japanese Yen, which could affect our operating and financial results.
As of December 31, 2021, a 10% increase of the Canadian dollar would have increased the net loss by $0.9 million assuming all other variables remained constant. An assumed 10% weakening of the Canadian dollar would have had an equal but opposite effect to the amounts shown above, on the basis all other variables remain constant.
Inflation Risk
Inflation may generally affect us by increasing our cost of labor, commercial support and clinical trial expenditures. Inflation has not had a material effect on our business, financial condition or results of operations during the years ended December 31, 2021 and 2020.

Credit Risk
Our exposure to credit risk generally consists of cash and cash equivalents, investments and accounts receivable. We place our cash and cash equivalents with what we believe to be highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer.

We are subject to credit risk in connection with our accounts receivable due from our two customers which accounted for 99% of our net trade accounts receivable balances as of December 31, 2021. We monitor economic conditions, the creditworthiness of our customers and government regulations and funding, both domestically and abroad. We regularly communicate with our customers regarding the status of receivable balances, including their payment plans and obtain positive confirmation of the validity of the receivables. In 2021, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers.

ITEM 8. Financial Statements and Supplementary Data

The information required by this Item 8 is contained on pages F-1 through F-34 of this report and is incorporated herein by reference.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2021, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2021.
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
During the quarter ended December 31, 2021, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2022 Annual Meeting of Shareholders (or amended Annual Report on Form 10-K) to be filed with the SEC by April 28, 2022 (our Proxy Statement) and is incorporated in this Annual Report by reference.
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

PART IV
Item 15. Exhibits and Financial Statement Schedules
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

		Incorporation by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Amalgamation, as amended, as currently in effect	10-K	001-36421	3.1	02/24/21

3.2	Amended and Restated By-Law No. 2 amended as currently in effect	8-K	001-36421	3.2	04/27/21

4.1	Form of Common Shares Certificate of the Company	10-K	001-36421	4.1	02/24/21

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Description of the Registrant's Common Shares	10-K	001-36421	4.3	02/24/21

10.1+	Form of Indemnity Agreement between the Registrant and each of its Directors and Executive Officers	10-K	001-36421	10.1	02/24/21

10.2+	Form of Option Commitment under the Stock Option Plan	S-8	333-216447	99.2	03/03/2017

10.3+	Aurinia Pharmaceuticals Inc. Amended and Restated Equity Plan	S-8	333-257424	10.1	06/25/21

10.4+	Aurinia Pharmaceuticals Inc. 2021 Employee Share Purchase Plan	S-8	333-257424	10.2	06/25/21

10.45**#	Collaboration and Licensing Agreement between the Registrant and Otuska Pharmaceutical Co. Ltd. dated December 17, 2020	6-K	001-36421	99.2	12/30/20

10.6#	Manufacturing Services Agreement between the Registrant and Lonza Ltd. dated November 16, 2020	10-K	001-36421	10.5	02/24/21

10.7#	Collaboration & License Agreement between Aurinia Pharmaceuticals Inc. and Riptide Bioscience Inc. dated August 16, 2021	8-K	001-36421	99.1	08/17/21

10.8#	Lease agreement for space at 77 Upper Rock Circle, Rockville, MD between BOF II MD 77 Upper Rock LLC and Aurinia Pharma U.S. Inc. dated March 12, 2020	10-K	001-36421	10.6	02/24/21

10.9#	Lease agreement for space at 2615-2629 Douglas Street, Victoria, BC between TC Evolution Limited Partnership and the Registrant dated August 12, 2020	10-K	001-36421	10.7	02/24/21

10.10#	Lease agreement for space at Suite No. 1203 and No. 1201 Building No. 100, 4464 Markham Street Victoria, BC between University of Victoria Properties Investments, Inc. and the Registrant dated October 30, 2020	10-K	001-36421	10.8	02/24/21

10.11#	Softgel Commercial Supply Agreement between the Registrant and Catalent Pharma Solutions, LLC dated August 28, 2020	10-K	001-36421	10.9	02/24/21

10.12	Settlement Agreement among ILJIN Life Science Co. Ltd., Isotechnika Pharma Inc., and Aurinia Pharmaceuticals Inc., dated April 3, 2013	10-K	001-36421	10.10	02/24/21

10.13+#	Employment Agreement between Aurinia Pharma U.S., Inc. and Peter Greenleaf dated April 11, 2019	10-K	001-36421	10.11	02/24/21

10.14+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Max Colao dated February 10, 2020	10-K	001-36421	10.12	02/24/21

10.15+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Max Donley dated July 15, 2019	10-K	001-36421	10.13	02/24/21

10.16+#	Employment Agreement between the Registrant and Robert Huizinga dated October 1, 2017	10-K	001-36421	10.14	02/24/21

10.17+#	Employment Agreement between the Registrant and Michael Martin dated October 1, 2017	10-K	001-36421	10.15	02/24/21

10.18+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Joe Miller dated April 8, 2020	10-K	001-36421	10.16	02/24/21

10.19+#	Employment Agreement between the Registrant and Stephen Robertson dated September 29, 2020	10-K	001-36421	10.17	02/24/21

10.20+#	Employment Agreement between the Registrant and Neil Solomons dated October 1, 2017	10-K	001-36421	10.18	02/24/21

10.21+	Form of Inducement Grant Option Commitment	10-K	001-36421	10.20	02/24/21

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained in signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**
Furnished herewith. Exhibit 32.1 and Exhibit 32.2 are being furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

+	Indicates a management contract or compensatory plan.
#
Certain portions of this exhibit (indicated by asterisks) have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type that Aurinia treats as private or confidential.

Item 16. Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

February 28, 2022	By:	/s/ Peter Greenleaf
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

Name	Title	Date

/s/ Peter Greenleaf	Chief Executive Officer, Director	February 28, 2022
Peter Greenleaf	(Principal Executive Officer)

/s/ Joseph Miller	Chief Financial Officer	February 28, 2022
Joseph Miller	(Principal Financial and Accounting Officer)

/s/ Brinda Balakrishnan	Director	February 28, 2022
Brinda Balakrishnan, M.D., Ph.D.

/s/ Daniel Billen	Director	February 28, 2022
Daniel Billen, Ph.D.

/s/ Joseph P. Hagan	Director	February 28, 2022
Joseph P. Hagan

/s/ David R.W. Jayne	Director	February 28, 2022
David R.W. Jayne, M.D., FRCP, FRCPE, FMedSci

/s/ Jill Leversage	Director	February 28, 2022
Jill Leversage

/s/ R. Hector MacKay-Dunn	Director	February 28, 2022
R. Hector MacKay-Dunn, J.D., Q.C.

/s/ George M. Milne, Jr.	Chairman	February 28, 2022
George M. Milne, Jr., Ph.D.

/s/ Timothy P. Walbert	Director	February 28, 2022
Timothy P. Walbert

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of Aurinia Pharmaceuticals Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Aurinia Pharmaceuticals Inc. and its subsidiaries (together, the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations and comprehensive loss, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control – Integrated Framework (2013) issued by the COSO.

Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Measurement of deferred compensation liability
As described in Notes 2 and 15 to the consolidated financial statements, the Company recorded deferred compensation and other non-current liabilities of $16 million as of December 31, 2021 which primarily included the deferred compensation liability. The deferred compensation arrangements are the result of a resolution of the board of directors of the Company dated March 8, 2012 whereby certain executive officers at that time were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time, and these obligations were also contingent on the occurrence of uncertain future events. The Company recognizes future benefits provided by employee retention arrangements as deferred compensation liability when the Company determines that it is probable to make future payments. The deferred compensation liability, which is based on the income approach, is the present value of the future payments to be made to the individuals (the model). These future payments are based on royalty rates applied to estimated future net revenues of voclosporin (estimated future net revenues). The royalty rates applied to the estimated future net revenues are dependent on the type of net revenue earned. Significant judgments and estimates are used in determining the deferred compensation liability which include the determination of assumptions related to estimated future net revenues and the discount rate. The estimated future net revenues for the United States includes assumptions related to the number of patients being treated, dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications which management developed with the assistance of an internal scientific team and third party consultants (management’s specialists).

The principal considerations for our determination that performing procedures relating to measurement of the deferred compensation liability is a critical audit matter are (i) the significant judgment by management, including the use of management’s specialists, when developing the assumptions to determine the deferred compensation liability, which in turn led to; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the assumptions used by management and management’s specialists including the estimated future net revenues for the United States and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the measurement of the deferred compensation liability, including controls over management’s development of the number of patients being treated, dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration, potential future use in new indications and discount rate assumptions utilized in the measurement of the deferred compensation liability. These procedures also included, among others (i) evaluating and testing management’s process for determining the deferred compensation liability; (ii) evaluating the appropriateness of the model used; and (iii) testing the completeness and accuracy of underlying data used in the determination of the deferred compensation liability. The work of management’s specialists was used in performing the procedures to evaluate the estimated future net revenues which included evaluating the reasonableness of the assumptions relating to the number of patients being treated, dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications. As a basis for using this work, the qualifications of management’s specialists were understood and the Company’s relationship with management’s specialists was assessed. The procedures performed also included evaluation of the model and assumptions used by management’s specialists, tests of the data used by management’s specialists, and an evaluation of the findings of management’s specialists. The evaluation of the number of patients being treated, dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications included considering available industry and third party data, including scientific and market studies, that management’s specialists used. Professionals with specialized skill and knowledge were used to assist in the evaluation of the Company’s discount rate assumption.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Edmonton, Canada
February 25, 2022

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

		As of December 31,
(in thousands)	Note	2021	2020
Assets
Current assets:
Cash, cash equivalents and restricted cash	(2)	$231,900	$272,350
Short-term investments	(4)	234,178	125,979
Accounts receivable, net	(2)	15,414	—
Inventories, net	(6)	19,326	13,927
Prepaid expenses and other current assets	(7)	12,506	7,171
Total current assets		513,324	419,427

Non-current assets:
Long-term investments	(4)	—	24,380
Other non-current assets	(16)	11,838	247
Property and equipment, net	(8)	4,418	4,786
Acquired intellectual property and other intangible assets, net	(9)	8,404	9,332
Right-of-use assets	(16)	5,383	5,489
Total assets		$543,367	$463,661

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	(10)	34,947	24,797
Other current liabilities (of which $6,000 due to related party in 2020)	(15)	4,640	6,412
Operating lease liabilities	(16)	1,059	788
Total current liabilities		40,646	31,997

Non-current liabilities:
Deferred compensation and other non-current liabilities	(15)	15,950	16,295
Operating lease liabilities	(16)	7,680	7,619
Total liabilities		64,276	55,911

Commitments and Contingencies	(14)

Shareholders’ Equity:
Common shares - no par value, unlimited shares authorized, 141,600 and 126,725 shares issued and outstanding at December 31, 2021 and 2020, respectively	(17)	1,177,051	944,328
Additional paid-in capital	(18)	59,014	39,383
Accumulated other comprehensive loss		(852)	(805)
Accumulated deficit		(756,122)	(575,156)
Total shareholders' equity		479,091	407,750

Total liabilities and shareholders' equity		$543,367	$463,661
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

		Years ended December 31,
(in thousands, except per share data)	Note	2021	2020	2019
Revenue:
Product revenue, net	(2)	$45,488	$—	$—
License and contract revenue	(11)	117	50,118	318
Total revenue, net		45,605	50,118	318
Operating expenses:
Cost of sales	(2)	1,091	—	—
Selling, general and administrative	(2)	171,438	95,983	22,338
Research and development	(2)	51,139	50,327	52,866
Amortization of intangible assets	(9)	2,098	1,289	1,138
Other expense, net		574	6,809	14,919
Total cost of sales and operating expenses		226,340	154,408	91,261
Loss from operations		(180,735)	(104,290)	(90,943)
Interest income		529	1,516	2,702
Net loss before income taxes		(180,206)	(102,774)	(88,241)
Income tax expense (benefit)	(13)	760	(94)	144
Net loss		(180,966)	(102,680)	(88,385)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of nil		(47)	—	—
Comprehensive loss		$(181,013)	$(102,680)	$(88,385)
Basic and diluted loss per common share	(19)	$(1.40)	$(0.87)	$(0.95)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	(19)	129,369	118,473	93,024
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(in thousands)	Note	Common Shares		Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Shareholders' Deficit
		Shares	Amount
Balance - January 1, 2019		85,500	$488,744	$31,869	$(805)	$(384,091)	$135,717
Issue of common shares upon public offerings, net of issuance costs		19,735	223,118	—	—	—	223,118
Exercise of warrants	(17)	2,983	12,428	(5,440)	—	—	6,988
Exercise of stock options	(17)	3,580	22,197	(8,449)	—	—	13,748
Share-based compensation	(18)	—	—	7,414	—	—	7,414
Net loss		—	—	—	—	(88,385)	(88,385)
Balance at December 31, 2019		111,798	$746,487	$25,394	$(805)	$(472,476)	$298,600
Issue of common shares upon public offerings, net of issuance costs	(17)	13,333	187,732	—	—	—	187,732
Exercise of warrants	(17)	1	2	(1)	—	—	1
Exercise of stock options	(17)	1,593	10,107	(3,464)	—	—	6,643
Share-based compensation	(18)	—	—	17,454	—	—	17,454
Net loss		—	—	—	—	(102,680)	(102,680)
Balance at December 31, 2020		126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Issuance of common shares upon public offerings, net of issuance costs	(17)	10,166	196,740	—	—	—	196,740
Exercise of warrants	(17)	1,434	2,102	(1,737)	—	—	365
Exercise of stock options	(17)	3,238	33,073	(9,652)	—	—	23,421
Issuance of common shares in conjunction with ESPP program	(18)	37	808	(223)	—	—	585
Share-based compensation	(18)	—	—	31,243	—	—	31,243
Other comprehensive income		—	—	—	(47)	—	(47)
Net loss		—	—	—	—	(180,966)	(180,966)
Balance at December 31, 2021		141,600	$1,177,051	$59,014	(852)	$(756,122)	$479,091
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

		Years ended December 31,
(in thousands)	Note	2021	2020	2019
Cash flows from operating activities:
Net loss		$(180,966)	$(102,680)	$(88,385)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation of property and equipment	(8)	663	82	33
Amortization of intangible assets	(9)	2,098	1,289	1,138
Upfront license and milestone expense	(11)	10,000	—	—
Share-based compensation	(18)	31,243	17,454	7,414
Other, net		903	9,477	14,186
Net changes in operating assets and liabilities:
Accounts receivable, net		(15,415)	(650)	(151)
Inventories, net	(6)	(5,644)	(13,927)	—
Prepaid expenses and other current assets		(5,335)	2,559	(1,826)
Non-current assets		247	—	—
Right of use assets	(16)	106	(5,489)	—
Accounts payable and accrued liabilities	(10)	4,076	13,620	4,006
Lease liabilities	(16)	332	8,407	—
Net cash used in operating activities		(157,692)	(69,858)	(63,585)
Cash flows from investing activities:
Proceeds on investments	(4)	354,427	52,108	7,884
Purchase of investments	(4)	(438,958)	(202,951)	—
Upfront lease payment	(16)	(11,838)	—	—
Upfront license payment	(11)	(6,000)	—	—
Purchase of long-lived assets		(297)	(5,584)	(85)
Additions to internal use-software implementation costs		(1,198)	(1,675)	—
Capitalized patent costs		(6)	(84)	(16)
Net cash used in investing activities		(103,870)	(158,186)	7,783
Cash flows from financing activities:
Proceeds from issuance of common shares pursuant to Public Offering, net of issuance costs	(17)	196,740	187,732	223,118
Proceeds from exercise of share options and employee share purchase plan	(17)	24,007	6,642	13,748
Proceeds from exercise of warrants	(17)	365	1	6,988
Net cash provided by financing activities		221,112	194,375	243,854
Net (decrease) increase in cash and cash equivalents during the year		(40,450)	(33,669)	188,052
Cash and cash equivalents, beginning of the year		272,350	306,019	117,967
Cash, cash equivalents and restricted cash, end of the year		$231,900	$272,350	$306,019

Supplemental cash flow information:
Cash paid for legal settlement		$—	$—	$(100)
Cash received for interest		$749	$1,884	$2,619
Cash paid for taxes		$(257)	$(261)	$(59)

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash, cash equivalents		$231,643	$272,350	$306,019
Restricted cash		257	—	—
Total cash, cash equivalents and restricted cash		$231,900	$272,350	$306,019

The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia) or the Company is a commercial-stage biopharmaceutical company focused on developing and commercializing therapies to treat targeted patient populations that are suffering from serious diseases with a high unmet medical need. The Company has commercially launched LUPKYNIS in the United States for the treatment of adult patients with active LN, and continues to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program
On January 22, 2021, the U.S. Food and Drug Administration (FDA) approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN.

On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 is currently undergoing pre-clinical development with projected submission of an Investigational New Drug Application (IND) to the FDA in 2023. The Company anticipates that an IND for AUR300 will be submitted during the first half of 2023.
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
Principles of consolidation: These financial statements present the consolidated financial position of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). as of December 31, 2021 and 2020, and the results of operations and cash flows for the three years ended December 31, 2021, 2020 and 2019. All significant intercompany accounts and transactions have been eliminated in consolidation.
Use of estimates: The preparation of the accompanying financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. We evaluate our estimates and assumptions on an ongoing basis. Our actual results may differ from those estimates.
Segment information: The Company operates in one operating segment engaged in the research, development and commercialization of therapeutic drugs in which revenues are derived from product, license, and contract revenues. Operating segments are defined as components of an enterprise where separate financial information is evaluated regularly by the chief operating decision maker (CODM), the chief executive officer, in deciding how to allocate resources and assessing performance. The Company's CODM allocates resources and assesses performance based upon discrete financial information at the consolidated level.
Functional currency: The functional currency for the Company and all of its foreign subsidiaries is determined to be the U.S. dollar, therefore there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the consolidated statement of operations. All assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are remeasured at the average exchange rate during the period. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the consolidated statements of operations.
Fair value measurements: The Company's financial instruments consist primarily of cash and cash equivalents, short-term and long-term investments, accounts receivable, accounts payable and accrued liabilities. The Company has determined the carrying values of these financial instruments approximate their fair value because of the relatively short period to maturity of the instruments.
Financial assets and liabilities are categorized based on the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of the fair value of assets and liabilities and their placement within the fair value hierarchy levels.
Concentration of credit risk: Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash and cash equivalents and short term investments. The Company attempts to minimize the risks related to cash and cash equivalents and investments by investing in a range of financial instruments. The Company established guidelines related to credit ratings and maturities intended to safeguard principal balances, earn a return on investments and to maintain liquidity. The Company's investment portfolio is maintained in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company does not enter into any investment transaction for trading or speculative purposes.
The Company’s investment policy limits investments to certain types of instruments such as certificates of deposit, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as high quality corporate debt securities, and places restrictions on maturities and concentration by type and issuer. The Company maintains cash balances in excess of amounts insured by the Federal Deposit Insurance Corporation and Canada Deposit Insurance Corporation and concentrated within a limited number of financial institutions. The accounts are monitored by management to mitigate the risk.
The Company is exposed to financial risk related to the fluctuation of foreign currency exchange rates which could have a material effect on its future operating results or cash flows. Foreign currency risk is the risk that variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss France, Great British Pound and Japanese Yen will affect the Company's operating and financial results. The Company holds the majority of its cash and cash equivalents in U.S. dollars and the majority of its expenses, including commercial and clinical trial costs are also denominated in U.S. dollars, which mitigates the risk of material foreign exchange fluctuations.
Major customers: The Company currently has three main customers for the U.S. commercial sales of LUPKYNIS and one customer for sales of voclosporin in the European Union, Japan, as well as United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine. Revenues from two customers accounted for approximately 56% and 43% of the Company's total revenues for the year ending December 31, 2021. Two individual customers accounted for 99% of the Company’s net trade accounts receivable balances as of December 31, 2021. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables.
COVID-19: U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the annual consolidated financial statements and accompanying notes. The annual consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The full extent to which the novel coronavirus (COVID-19) pandemic will directly or indirectly impact the Company’s financial statements related to items such as investments (Note 4), inventories (Note 6), income taxes (Note 13), leases (Note 16), share-based compensation (Note 18) or results of operations will depend on future developments that are uncertain at this time. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.

Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of operating accounts, money market funds and bank money market accounts which are recorded at fair value. Cash and cash equivalents totaled $231.9 million as of December 31, 2021. The Company has invested its cash reserves in short term U.S. dollar denominated, fixed rate, highly liquid and highly rated financial instruments such as treasury notes, banker acceptances, bank bonds, and term deposits.
Restricted cash: Restricted cash consists of the 2021 Employee Share Purchase Plan (ESPP) deposits of $0.3 million and nil as of December 31, 2021 and December 31, 2020, respectively.
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
Accounts receivable, net: Accounts receivables are stated at their net realizable value less an allowance for doubtful accounts. As of December 31, 2021, accounts receivable, net are $15.4 million. We estimate the allowance for doubtful accounts using current expected credit loss model, or CECL model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. We evaluate the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature of our accounts receivable, we determined that an allowance for doubtful accounts was nil at December 31, 2021.

Accounts receivables are recorded net of estimates of variable consideration for which reserves are established and which result from discounts that are offered within contracts between us and two specialty pharmacies and one specialty distributor in the United States. These reserves are recorded as a reduction of accounts receivable.
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
Acquired intellectual property and patents
External patent costs specifically associated with preparing, filing, obtaining and protecting patents are capitalized and amortized straight-line over the shorter of the estimated useful life and the patent life, commencing in the year of the grant of the patent. Other intellectual property expenditures are recorded as R&D expenses on the consolidated statements of operations as incurred. Patents do not contain the option to extend or renew.
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
Property, plant and equipment: Property, plant and equipment are recorded at cost and is depreciated using the straight-line method. Expenditures for additions are capitalized and leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal.
Recoverability and impairment of long-lived assets: ASC Topic 360 requires long-lived assets, including definite-lived intangible assets, to be evaluated for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by the asset group are less than the asset’s carrying amount, impairment is recognized in the amount of excess of the carrying value over the fair value. The Company recorded no asset impairment charges during the years ended December 31, 2021, 2020 and 2019.
Leases: The Company assesses all contracts at inception to determine whether a lease exists. The Company’s leases are all classified either as operating or finance leases per ASC 842. Certain leases have lease and non-lease components, which are accounted for as a single lease component.
The Company leases office space under operating leases that typically provide for the payment of minimum annual rentals and may include scheduled rent increases. The Company also entered into a manufacturing agreement that contained an embedded lease of a dedicated manufacturing facility that will be accounted for as a financing lease once lease commencement begins (see Note 16).
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
The Company elected, for all asset classes, the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Company's consolidated balance sheet, and fixed costs associated with these arrangements are disclosed in Note 16 of the financial statements.
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
The table in Note 16 provides supplemental balance sheet information related to the operating lease ROU assets and lease liabilities.
Deferred Compensation Arrangements: The Company has recorded deferred compensation arrangements in liabilities for estimated future employee benefits relating to applicable historical employment arrangements. The deferred compensation arrangements are part of the resolution of the board of directors of the company dated March 8, 2012. Pursuant to ASC Topic 710, the Company recognizes future benefits provided by employee retention arrangements, as deferred compensation, which is recognized when the Company determines that it is probable to make future payments. The deferred compensation is based on an income approach for the estimated future net revenues of voclosporin using an internal risk-adjusted net present value of the future payments to be made to the individuals.
The Company is required to use judgment to determine the most appropriate model to use to measure the deferred compensation liability and is required to use significant judgment and estimates in determining the inputs into the model. The royalty rates applied to the net revenue are dependent on the type of net revenue earned, which includes product sales and royalty revenue. There are multiple unobservable and inherently uncertain inputs. The determination of this deferred compensation is subject to significant judgments and estimates in determining the assumptions related to future net revenues and the determination of the discount rate for the net present value calculation. The net revenue estimate for the United States includes assumptions related to the number of patients being treated (including patients who initially start taking the product but subsequently discontinue), dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications. Additional variables for ex-US geographies include timing of approval in ex-US territories, escalating royalty rates, net pricing, government payor coverage of the product, and market penetration. In determining the estimate for ex-US revenues, the Company relies heavily on forecasts provided by its collaboration partner.
Management developed the model and inputs in conjunction with their internal scientific team and utilized third party scientific studies, information provided by third party consultants engaged by the Company, information from medical and pharmacy claims databases and research papers as sources to develop their inputs; application and usage of these inputs is also informed by product sales and distribution data, ongoing market research fielded by the company and third parties, and our continually evolving understanding of the market as our US launch progresses. Management believes the liability is based on reasonable assumptions; however, these assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. There are numerous significant inputs into the model all of which individually or in combination may result in a material change to the obligation.
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
Common Shares: The Company’s shares have no par value and therefore, upon issuance of shares, all amounts related to the shares are credited to common shares on the balance sheet. The value of common shares includes cash amounts received for the shares and the fair value of equity awards and warrants. Amounts for common shares are offset by share issue costs associated with equity offerings.
Inventories: Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories mainly include third party manufacturing costs, transportation, storage, insurance, depreciation and allocated internal labor. The Company assesses recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories.
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
Product Revenues
In the United States (and territories), the Company sells LUPKYNIS primarily to specialty pharmacies and specialty distributors. These customers subsequently resell the Company's products to health care providers and patients. Revenues from product sales are recognized when the customer obtains control of our product, which typically occurs upon delivery to the customer.
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
Customer Fees: The Company pays certain customer fees, such as fees for certain data that customers provide to the Company. The Company records fees paid to its customers as a reduction of revenue, unless the payment is for a distinct good or service from the customer and the Company can reasonably estimate the fair value of the goods or services received. If both conditions are met, the Company records the consideration paid to the customer as SG&A expense.
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
Co-payment Assistance: Co-payment assistance represents financial assistance to qualified patients, assisting them with prescription drug co-payments required by insurance. The program is administered by the specialty pharmacies. The calculation of the accrual for co-payment assistance is based on the co-payments administered on the Company's behalf by the specialty pharmacies.
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
Research, Development and/or Manufacturing Services: The Company’s agreements may include R&D or manufacturing services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date. If these services are determined not to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to the combined performance obligation as the related performance obligations are satisfied.
Costs to obtain a contract: As the majority of our contracts are short-term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. There costs are recorded within SG&A. For contracts that extend beyond one year, the incremental expense recognition matches the recognition of related revenue,
Cost of sales: Cost of sales consist primarily of cost of inventories for LUPKYNIS, which mainly includes third party manufacturing costs, transportation, storage, insurance and allocated internal labor and depreciation.
Research and development costs: R&D costs are accounted for in accordance with ASC Topic 730, Research and Development, (ASC 730) and are expensed as incurred. R&D costs consist primarily of the cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, subcontractors and materials used for R&D activities, including nonclinical studies, clinical trials, manufacturing costs and professional services. The costs of services performed by others in connection with the R&D activities of the Company, including R&D conducted by others on behalf of the Company, shall be included in R&D costs and expensed as the contracted work is performed.
We accrue the costs incurred under our agreements with these third parties based on actual work completed in accordance with agreements established with these third parties. We determine the accruals for R&D costs through monitoring invoices received and discussions with internal personnel and external service providers as to the progress or stage of completion of the clinical studies and the agreed-upon fee to be paid for such services. Where contingent milestone payments are due to third parties under R&D arrangements or license agreements, the milestone payment obligations are expensed when the milestone results are probable to be achieved.
R&D expenses for the years ended December 31, 2021, 2020 and 2019 were $51.1 million, $50.3 million and $52.9 million, respectively, and are included in total cost of sales and operating expenses on the accompanying consolidated statements of operations.
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

SG&A expenses for the years ended December 31, 2021, 2020 and 2019 were $171.4 million, $96.0 million and $22.3 million, respectively, and are included in total cost of sales and operating expenses on the accompanying consolidated statements of operations.
Shared-based compensation: The Company follows ASC Topic 718, Compensation - Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company records compensation expense based on the fair value on the grant date for all share-based payments related to stock options, performance awards, restricted stock units and purchases under the Company's ESPP. The estimated fair value of service-based awards is determined using option pricing models that use unobservable inputs and is generally amortized on a straight-line basis over the requisite service period and is recognized based on the proportionate amount of the requisite service period that has been rendered during each reporting period. The estimated fair value of performance-based awards is measured on the grant date and is recognized when it is determined that it is probable that the performance condition will be achieved. The Company has elected a policy to estimate forfeitures based on historical forfeiture experience.
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
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The Company adopted the ASU effective January 1, 2021 with no material impact on the consolidated financial statements.
New Accounting Standards Not Yet Adopted
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to make annual disclosures about transactions with a government (including government assistance) by analogizing to a grant or contribution accounting model. The required disclosures include the nature of the transaction, the entity's related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. The guidance is effective for financial statements issued for annual periods beginning after 15 December 2021. For the period ended December 31, 2021, the new standard would not have a material impact on our financial statements.

4. Investments

At December 31, 2021 the Company had $234.2 million and nil of short and long term investments, respectively, consisting mainly of commercial paper and corporate bonds. As of December 31, 2021, $19.2 million are held to maturity debt securities which are carried at amortized cost and are approximately equal to fair market value. As of December 31, 2021, $214.9 million are available-for-sale debt securities which are carried at fair market value and are approximately equal to amortized cost. As of December 31, 2020, $150.4 million were classified as held to maturity and nil were available-for-sale.

(in thousands)	December 31, 2021	December 31, 2020
Cashable Guaranteed Investment Certificate	$3,140	$2,000
Corporate Bond	21,820	40,372
Commercial Paper	206,724	67,747
Treasury Bill	2,494	7,999
Treasury Bond	—	5,045
Yankee Bond	—	2,816
Total short term investments	234,178	125,979
Corporate Bonds - total long term investments	—	24,380
Total investments	$234,178	$150,359

Currently, the Company does not intend to sell investments that are classified as held-to-maturity and has the ability and intent to hold these investments until maturity in order to collect interest payments over the life of the investments. As of December 31, 2021 and December 31, 2020, accrued interest receivable from the investments were $0.1 million and $0.5 million, respectively recorded as part of prepaid and other current assets on the consolidated balance sheets. During the year ended December 31, 2021, the Company had $47 thousand of unrealized losses on available-for-sale securities, net of tax and nil for the years ended December 31, 2020 and 2019, which are included as a component of comprehensive loss on the consolidated statements of operations. The Company's investments as of December 31, 2021 mature at various dates through November 2022.

5. Fair Value Measurement
The Company's financial instruments consist primarily of cash and cash equivalents, investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of accounts receivable, accounts payable and accrued liabilities approximate their fair values because of their short-term nature. Estimated fair values of held to maturity and available-for-sale debt securities are generally based on prices obtained from commercial pricing services.
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

The Company's Level 1 instruments include deposits held with banks and short-term investments that are valued using quoted market prices. Level 2 instruments include the Company's short and long-term investments that are valued through third-party pricing services that use verifiable observable market data. The Company had no Level 3 instruments as of December 31, 2021 and December 31, 2020.
The following tables summarizes the Company's financial assets measured at fair value on a recurring basis:

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$214,702	$—	$—	$214,702
Short-term highly liquid investments	17,198	—	—	17,198
Investments	206,724	27,454		234,178
Total	$438,624	$27,454	$—	$466,078

	December 31, 2020
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$130,807	$—	$—	$130,807
Short-term highly liquid investments	141,543	—	—	141,543
Investments	69,746	80,613	—	150,359
Total	$342,096	$80,613	$—	$422,709
Refer to Note 4, “Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.

6. Inventories

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

The components of inventory are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Raw materials	$2,217	$—
Work in process	12,566	13,927
Finished goods	4,543	—
Total inventories, net	$19,326	$13,927

As of December 31, 2020, $13.9 million of pre-launch inventory recognized on the consolidated balance sheet was classified as work in process. In addition, as of December 31, 2021 we have inventory deposits of $3.9 million that are primarily related to the purchase of drug substance that are currently recorded under prepaid expenses and other current assets.

7. Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are as follows:

(in thousands)	December 31, 2021	December 31, 2020
Prepaid assets	$5,316	$3,701
Prepaid insurance	1,632	2,054
Prepaid deposits	4,762	398
Other current assets	796	1,018
Total prepaid expenses and other current assets	$12,506	$7,171

8. Property, Plant and Equipment
Property, plant and equipment are as follows:

(in thousands)	Estimated Useful Life (in years)	December 31, 2021	December 31, 2020
Construction in progress	—	$393	$4,467
Leasehold improvements	Shorter of term of the lease or estimated useful life	2,978	34
Office equipment	5	645	83
Furniture	7	976	—
Computer equipment	3	262	381
		5,254	4,965
Less accumulated depreciation		(836)	(179)
Property and equipment, net		$4,418	$4,786
Construction in progress assets during 2021 relate primarily to the design of the proposed new corporate headquarters in Victoria, British Columbia. Construction in progress assets during 2020 were related to leasehold improvements and office equipment and furniture for the Company's Rockville, MD office, which were placed into service upon occupancy in January 2021. Depreciation expense for the years ended December 31, 2021, 2020 and 2019, was $663 thousand, $82 thousand and $33 thousand, respectively, which is included in SG&A expenses on the consolidated statements of operations.

9. Intangible Assets
Intangible assets are amortized over their useful lives on a straight-line basis. The Company’s intangible assets, net of accumulated amortization are as follows:

	December 31, 2021
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	12	$1,471	$(1,176)	$295
Acquired intellectual property and reacquired rights	12	15,126	(8,804)	6,322
Internal-use software implementation costs	3	2,873	(1,086)	1,787
		$19,470	$(11,066)	$8,404

	December 31, 2020
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	12	$1,651	$(1,203)	$448
Acquired intellectual property and reacquired rights	12	15,126	(7,770)	7,356
Internal-use software implementation costs	3	1,675	(147)	1,528
		$18,452	$(9,120)	$9,332
Amortization expense recognized by the Company related to intangible assets was $2.1 million, $1.3 million and $1.1 million for the years ended December 31, 2021, 2020 and 2019, respectively. Amortization expense as it relates to the amortization of acquired intellectual property and other intangible assets resides within amortization on the consolidated statements of operations. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending December 31, 2022 through December 31, 2026 is approximately $6.7 million.

10. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities are as follows:

	December 31, 2021	December 31, 2020
Trade payables	$3,879	$2,635
Other accrued liabilities	8,443	6,616
Accrued R&D projects	4,383	4,185
Employee accruals	18,242	11,361
Total accounts payable and accrued liabilities	$34,947	$24,797

11. License and Collaboration Agreements
Riptide License
As discussed in Note 1, on August 17, 2021, AUR300 (M2 macrophage modulation via CD206 binding) was secured through a global licensing and research agreement with Riptide Bioscience, Inc. (Riptide), a private company. As part of the agreement, the Company paid Riptide an upfront license fee of $6.0 million and accrued for a milestone payment deemed probable which were expensed as R&D on the consolidated statement of operations. Additional milestone payments are due upon certain development, clinical and regulatory milestones, and royalties will be payable upon commercialization which will be accrued when deemed probable. It is anticipated that clinical development for AUR300 will commence during the first half of 2023.
Thunderbolt
In 2020, Aurinia made an aggregate upfront payment of $750 thousand to the shareholders of Thunderbolt and will be responsible for future regulatory milestones upon investigational new drug (IND) acceptance by the United States’ Food and Drug Administration (FDA) or any equivalent authority. Additionally, Thunderbolt shareholders will receive low single digit royalties on any future net sales. AUR200, a recombinant Fc fusion protein designed to specifically block B-cell Activating Factor, known as BAFF, and A Proliferation-Inducing Ligand, known as APRIL, is currently undergoing pre-clinical development with projected submission of an IND to the FDA in 2023.
Otsuka Contract
On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of oral LUPKYNIS for the treatment of adult patients with active LN in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine.
As part of the agreement, Aurinia received in 2020 an upfront cash payment of $50.0 million for the license agreement, and has the potential to receive up to $50.0 million in additional regulatory and reimbursement milestones. Aurinia will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on achievement of sale milestones) on net sales upon commercialization, along with additional milestone payments based on the attainment of certain annual sales by Otsuka. In addition, we are currently negotiating a supply agreement.
The Company evaluated the Otsuka Agreement under ASC 606. Based on that evaluation, the license transferred was determined to be functional intellectual property (IP) that has significant standalone functionality. That is, the treatment of LN and other diseases provides significant benefit to Otsuka at the point of transfer, and it is not expected that the utility of the IP will substantively change as a result of any remaining clinical trials or ongoing activities of Aurinia. The Company determined the upfront fee of $50.0 million is fixed consideration for the transfer of the license and is recognized as revenue upon transfer of the license in December 2020.
The remaining forms of consideration are variable because they are dependent on achieving milestones or are based on aggregate future net sales for the regions. None of the regulatory, reimbursement, or sales-based milestones have been included in the transaction price, as all milestone amounts were fully constrained. As part of its evaluation of the constraint, the Company considers numerous factors, including the magnitude of a potential reversal of revenue, uncertainty about if or when the milestone related performance obligations might be achieved and that receipt of the milestones are outside the control of the Company since they are dependent on efforts to be undertaken by Otsuka and regulatory approval by various foreign government agencies. Any consideration related to sales-based royalties (and sales-based milestones) will be recognized as license revenue when the related sales occur.
As of December 31, 2021, there has been no additional consideration earned or received since the upfront payment of $50.0 million during the fourth quarter of 2020.
12. Segment Information and Geographic Data
As the operations comprise a single reporting segment, amounts disclosed in the consolidated financial statements represent those of the single reporting unit. Revenues and accounts receivable, net from two customers accounted for approximately 56% and 43% for the year ending December 31, 2021. There was one customer and two customers that accounted for all of the revenues during 2020 and 2019, respectively.
Revenues by Geographic Location
The following geographic information reflects revenue, net of adjustments, based on customer location:

(in thousands)	2021	2020	2019
Revenue
Japan	$—	$50,000	$—
Other	117	118	118
United States	45,488	—	200
Total	$45,605	$50,118	$318
Long-lived Assets by Location
Long-lived assets by location consist of property plant and equipment:

(in thousands)	2021	2020
Long-lived assets
Canada	454	$298
United States	3,964	4,488
Total	$4,418	$4,786

13. Income Taxes
The components of pre-tax (losses) income before income taxes for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	2021	2020	2019
Canada	$(180,374)	$(61,024)	$(88,694)
Foreign	168	(41,750)	453
	$(180,206)	$(102,774)	$(88,241)
Income tax expense (benefit) for the years ended December 31, 2021, 2020 and 2019 are as follows:

(in thousands)	2021	2020	2019
Current:
Canada	$—	$—	$—
Foreign	760	(94)	144
	760	(94)	144
Deferred:
Canada	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Income tax expense (benefit)	$760	$(94)	$144

The Company's parent entity is located in Canada and therefore the Canadian statutory rate is utilized. The provision for income taxes varied from the income taxes provided based on the Canadian statutory rate of 26.8%, 26.8%, and 25.4% for the years ending December 31, 2021, 2020 and 2019, respectively.

	2021	2020	2019
Canada statutory income tax benefit	26.8%	26.8%	25.4%
Effect of tax rates on foreign jurisdictions	—	(2.4)	—
Impact of future rates and tax rate changes	(0.1)	6.1	(0.9)
Non-deductible share-based compensation	(4.5)	(4.5)	(2.1)
Change in valuation allowance	(21.8)	(26.0)	(22.3)
Other	(0.8)	0.1	(0.3)
Effective tax rate	(0.4)%	0.1%	(0.2)%
The tax effects of the temporary differences giving rise to the Company's net deferred tax assets as of December 31, 2021 and 2020 are summarized as follows:

(in thousands)	2021	2020
Deferred tax assets:
Loss carry-forwards	$120,274	$80,087
Share issue costs	6,016	6,295
Intangible assets	1,086	2,718
SRED (Scientific Research and Experimental Development)	6,059	4,808
Deferred compensation	3,980	4,006
Other	6,126	5,243
Total deferred tax assets	143,541	103,157
Valuation allowance	(141,348)	(101,792)
Net deferred tax assets	2,193	1,365
Deferred tax liabilities:
Other	(1,356)	(1,173)
Property and equipment and intangible assets	(837)	(192)
Deferred tax liabilities	(2,193)	(1,365)
Net deferred tax assets (liabilities)	$—	$—

The Company’s valuation allowance increased by $39.6 million in 2021 as compared to 2020 as a result of the additional pre-tax book losses.

As of December 31, 2021, the Company has $429.8 million of Canada gross net operating loss (NOL) carryforwards with an expiration period of 2029 through 2040. As of December 31, 2021, the Company has approximately $4.8 million of Canada Investment Tax Credits and British Columbia Scientific Research and Experimental Development (SRED) with an expiration period of 2029-2040. As of December 31, 2021 the Company has approximately $31.4 million of U.S. federal gross NOL carryforwards that carryforward indefinitely.

Uncertain Tax Positions

The Company is under examination by the Canadian Revenue Agency for years 2017 and 2018. The Company is subject to examination in the U.S., UK, Canada and tax periods remain open in the range of 2015 through 2020.
14. Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial statements.
On December 18, 2020, the Company commenced an action in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries, Inc., Sun Pharmaceutical Industries, Ltd., and Sun Pharma Global FZE (collectively, "Sun"). The action is a claim for patent infringement under the patent laws of the United States arising from Sun's commercial manufacture, use, offer to sell, or sales within the United States, and/or importation into the United States of Sun's CEQUATM product, a CNI immunosuppressant ophthalmic solution, prior to the expiration of our United States Patent Nos. 10,265,375 and 10,973871. In our action, we request relief in the form of an order confirming Sun has infringed our patent, an injunction preventing Sun from manufacturing, using or selling CEQUATM, and monetary relief (including costs). Sun responded by denying infringement and/or asserting that the patents at issue are invalid. The parties have exchanged initial pleadings and patent disclosures, and are in the process of claim construction proceedings. Trial is scheduled to commence on or around March 2023.
Manufacturing Commitments
The Company has various manufacturing agreements to support our commercial and clinical product supply requirements.

We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial and clinical drug substance requirements. We have firm orders with Lonza for future purchases of drug substance, with remaining total non-cancellable future commitments of approximately $26.4 million through 2023 of which $3.5 million was paid during the second quarter of 2021. If we terminate certain firm orders with Lonza without cause, we will be required to pay for drug substance scheduled for manufacture under our arrangement.
15. Deferred Compensation and Other Non-current Liabilities
The Company recorded other non-current liabilities of $16.0 million and $16.3 million as of December 31, 2021 and December 31, 2020, respectively. The balance as of December 31, 2021 and December 31, 2020 primarily included deferred compensation arrangements that are the result of a resolution of the board of directors of the Company dated March 8, 2012 whereby certain executive officers at that time were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. The other non-current liabilities also include milestone payments deemed probable to be paid in the future.
16. Leases
The Company has the following lease obligations:
Victoria, British Columbia
During the fourth quarter of 2020, the Company entered into facility and furniture leases for its head office located in Victoria, British Columbia for a total of 13,206 square feet of office space. The lease terms commenced on January 1, 2021 for the facility and furniture leases. As of December 31, 2021, the Company had $0.2 million right-of-use assets (ROU assets) and $0.2 million lease liabilities related to the leases. The Company recognized operating lease costs that are included in SG&A expense in the consolidated statement of operations. The incremental borrowing rate applied to the lease liabilities on January 1, 2021 was 4.08% based on financial position of the Company, geographical region and terms of leases.
During August 2020, the Company signed a lease for commercial office space in Victoria, British Columbia. The lease term is expected to begin in 2022. The present value of the minimum lease payments for this lease are $2.3 million. As of December 31, 2021, the lease has not commenced and as a result there has been no accounting recognition associated with the lease.
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately 11 years and has an option to extend for two five-year periods after the 11 years has elapsed and has an option to terminate after seven years. As of December 31, 2021, the Company had a right-of-use asset of $5.2 million and lease liability of $8.6 million included in the consolidated balance sheets. As of December 31, 2020, the Company had a right of use asset of $5.5 million and lease liability of $8.4 million included in the consolidated balance sheets. During 2020, the Company received reimbursements for tenant leasehold improvements by the landlord in the amount of $2.3 million for the Maryland lease. The Company recorded these leasehold improvement incentives as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and terms of lease.
Edmonton, Alberta
During the fourth quarter of 2020, the Company entered into an agreement to lease office space in Edmonton, Alberta, commencing on October 1, 2020 and ending September 30, 2021. During the third quarter of 2021, the lease was extended until September 30, 2022. The Company recognizes short-term leases on a straight-line basis and did not record a related lease asset or liability for the Edmonton lease. The Company recognized short-term rent expense for this lease, which is included in SG&A expense in the consolidated statement of operations.

Supplemental balance sheet information related to the operating lease ROU asset and lease liabilities as of December 31, 2021 and December 31, 2020 are as follows:

(in thousands)	Balance Sheet Classification	2021	2020
Assets
Operating lease right of-use assets	Non-current assets	$5,383	$5,489

Liabilities
Current operating lease liabilities	Current operating lease liabilities	1,059	788
Non-current operating lease liabilities	Non-current operating lease liabilities	7,680	7,619
Total lease liabilities		$8,739	$8,407
Beginning January 1, 2021, the Company began to incur variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs and are recorded under rent expense in SG&A. A summary of the components of leasing costs and rent for the years ended December 31, 2021 and December 31, 2020 are as follows:

(in thousands)	Consolidated Statement of Operations	2021	2020	2019
Operating lease costs
Operating lease costs	Selling, general and administrative	$1,045	$653	$229

Short-term lease costs
Office Building	Selling, general and administrative	27	288	68

Variable lease costs
Office building	Selling, general and administrative	167	3	—
Total rent expense		$1,239	$944	$297

The weighted-average remaining lease term and discount rate for the years ended December 31, 2021 and December 31, 2020 are as follows:

	December 31, 2021	December 31, 2020
Weighted average remaining lease term (in years)	9.49	10.67
Weighted average discount rate	5.2%	5.2%
Supplemental cash flow information related to operating leases for the years ended December 31, 2021, December 31, 2020 and December 31, 2019 are as follows:

(in thousands)	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities	$646	$267	$182
Initial recognition of operating lease right-of-use asset	$419	$5,804	$—

Future maturities of operating lease liabilities as of December 31, 2021 are as follows:

(in thousands)	Operating Lease Payments
2022	$1,143
2023	1,061
2024	1,085
2025	1,109
2026	1,135
Thereafter	5,638
Total lease payments	11,171
Less: imputed interest	(2,432)
Total	$8,739

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

Following U.S. regulatory approval of voclosporin in January 2021, the Company has commenced a capital expenditure payment program totaling approximately CHF 21.0 million. The first capital expenditure payment of $11.8 million was made in February 2021 and was treated as an upfront lease payment and recorded under other non-current assets on the consolidated balance sheets. The second payment is not due until the facility fulfills the required operational qualifications which is estimated to be during 2023. Upon completion of the monoplant, the Company will have the right to maintain sole dedicated use of the monoplant by paying a quarterly fixed facility fee.

The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $79.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.
17. Shareholders' Equity
Common shares: The Company has authorized an unlimited number of common shares with no par value. As of December 31, 2021, 2020 and 2019, 141.6 million, 126.7 million and 111.8 million Common Shares, respectively, were issued and outstanding. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are not entitled to receive dividends unless declared by the Company’s Board of Directors.

The common share activity for 2021, 2020 and 2019 is as follows:

	Common Shares
	Number of shares (in thousands)	Amount (in thousands)
Balance at December 31, 2018	85,500	$488,744
Issued pursuant to Public Offering	12,782	191,737
Issued pursuant to At-the-Market (ATM) Facilities	6,953	45,010
Share issue costs	—	(13,629)
Issued pursuant to exercise of warrants	2,983	12,428
Issued pursuant to exercise of stock options	3,580	22,197
Balance at December 31, 2019	111,798	746,487
Issued pursuant to Public Offering	13,333	200,000
Share issue costs	—	(12,268)
Issued pursuant to exercise of warrants	1	2
Issued pursuant to exercise of stock options	1,593	10,107
Balance at December 31, 2020	126,725	944,328
Issued pursuant to ATM Facilities	10,166	202,356
Share issue costs	—	(5,616)
Issued pursuant to exercise of warrants	1,434	2,102
Issued pursuant to exercise of stock options	3,238	33,073
Issued pursuant to ESPP	37	808
Balance at December 31, 2021	141,600	$1,177,051
As discussed below from time to time, we intend to use the net proceeds from the sale of securities to fund our operations, which includes, but is not limited to, clinical development and commercial production of voclosporin (whether for LN or other indications), advancing our pipeline, regulatory, additional clinical trials, business development opportunities, capital expenditures and working capital.
November 19, 2021 ATM facility
On November 19, 2021 the Company entered into an Open Market Sale Agreement (the "Sale Agreement") with Cantor Fitzgerald & Co. pursuant to which the Company may from time to time sell, through ATM offerings, common shares that would have an aggregate offering price of up to $250.0 million. Pursuant to this agreement the Company issued 10.2 million common shares at a weighted average price of $19.90 resulting in gross proceeds of $202.4 million as of December 31, 2021. The Company incurred share issue costs of approximately $5.6 million which included up to a 3% underwriting commission of $5.3 million and professional fees of $0.3 million directly related to the ATM.
On February 25, 2022, the Company gave notice to Cantor Fitzgerald & Co. to terminate the Sale Agreement. No further sales will occur under the Sale Agreement dated November 19, 2021.
July 27, 2020 public offering

On July 27, 2020 the Company completed a public offering of 13.3 million common shares at a price of $15.00 per share. Gross proceeds from this offering were $200.0 million and the share issue costs totaled an estimated $12.3 million which included a 6% underwriting commission of $12.0 million and professional fees of $0.3 million.

December 12, 2019 public offering
On December 12, 2019 the Company completed a public offering of 12.8 million common shares at a price of $15.00 per share. Gross proceeds from this offering were $191.7 million and the share issue costs totaled $11.8 million which included a 6% underwriting commission of $11.5 million and professional fees of $0.3 million.
September 13, 2019 ATM facility
On September 13, 2019 the Company entered into an Open Market Sale Agreement (the "Sale Agreement") with Jefferies pursuant to which the Company may from time to time sell, through ATM offerings, common shares that would have an aggregate offering price of up to $40.0 million. Pursuant to this agreement the Company issued 2.3 million common shares at a weighted average price of $6.40 resulting in gross proceeds of $15.0 million. The Company incurred share issue costs of $640 thousand including a 3% commission of $450 thousand paid to the agent and professional fees of $190 thousand directly related to the ATM. On December 9, 2019, the Company terminated the September 13, 2019 Sale Agreement with Jefferies LLC related to the 2019 ATM.
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
In 2019, certain holders of these 2014 Warrants elected the cashless exercise option and the Company issued 0.7 million common shares in lieu of 1.3 million 2014 Warrants, which was recorded through an increase in equity (common shares) and decrease in additional paid-in capital. One holder of 464,000 2014 Warrants exercised these 2014 Warrants for cash and received 464,000 common shares. The Company received cash proceeds of $1.5 million and recorded an increase in cash and additional paid in capital. In 2018, no holders of the 2014 Warrants elected the cashless exercise option. As a result, the Warrants related to the February 14, 2014 private placement offering have been extinguished upon the exercise of the aforementioned warrants, at December 31, 2019.
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
During 2019, certain holders of these Warrants exercised at $3.00 per share for gross proceeds of $5.5 million. During 2020, a holder exercised 500 Warrants at $3.00 per share for gross proceeds of $2 thousand. During 2021, 1.7 million warrants have been exercised at $3.00 per share for gross proceeds of $0.3 million. Of these 1.7 million warrants, the Company issued 1.3 million common shares in lieu of 1.6 million warrants. All gross proceeds were recorded as an increase in cash and equity. The remaining 6,000 warrants expired as of December 31, 2021.

The warrant activity for 2021 and 2020 is as follows:

Number of warrants (in thousands)
Balance at December 31, 2019	1,691
Warrants exercised	(1)
Balance at December 31, 2020	1,690
Warrants exercised	(1,684)
Warrants expired	(6)
Balance at December 31, 2021	—
18. Shared-Based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of outstanding awards). Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares of which 37 thousand were purchased during 2021. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “Code”) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
As of December 31, 2021 and 2020, 141.6 million and 126.7 million, common shares were issued and outstanding.
Stock Options
The Plan requires the exercise price of each option not to be less than the closing market price of the Company’s common shares on the day immediately prior to the date of grant. The board of directors approves the vesting criteria and periods at its discretion. The options issued under the plan are accounted for as equity-settled share-based payments.
The following table summarizes the number of options outstanding under the Plan and inducement grants outside of the Plan for the years ended December 31, 2021, 2020 and 2019.

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)

Balance as of December 31, 2018	7,591	$4.44
Granted	2,520	$6.00
Grant inducement	1,600	$6.28
Exercised/released	(3,578)	$4.03
Cancelled/forfeited	(311)	$5.40
Outstanding at December 31, 2019	7,822	$5.47	6.64	$115,655
Granted	7,129	$15.61
Granted inducement	925	$14.36
Exercised/released	(1,593)	$4.39
Cancelled/forfeited	(236)	$11.82
Outstanding at December 31, 2020	14,047	$11.35	7.51	$35,891
Granted	2,277	$14.44
Exercised/released	(3,238)	$7.21
Cancelled/forfeited	(1,012)	$13.84
Outstanding at December 31, 2021	12,074	$12.84	7.86	$121,141
Vested and exercisable options at December 31, 2021	5,849	$11.87
The weighted average grant date fair value of stock options granted during the years ended December 31, 2021, 2020 and 2019 was $7.34, $5.58 and $2.56, respectively. The total fair value of options vested during the years ended December 31, 2021, 2020 and 2019 was $24.9 million, $14.9 million and $8.5 million, respectively.
Total intrinsic value of options exercised was $50.3 million, $13.1 million and $63.3 million for years ended December 31, 2021, 2020 and 2019, respectively.
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
On May 2, 2016, the Company granted 200,000 inducement stock options to a new employee pursuant to Section 613(c) of the TSX Company Manual at a price of $2.92. These options vest in equal amounts over 36 months and are exercisable for a term of five years. The employee had exercised 150,000 of these options as of December 31, 2019. There are zero options remaining at December 31, 2020.
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
In determining the fair value of the options granted, the Company uses the Black-Scholes option pricing model and reviews the following assumptions each reporting period:

Expected Term - Expected term (in years) is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. Based on the Company's historical expected lives data and the growth during 2021, the expected life extends further into the contractual life increasing the expected life. The increase of the expected life in 2021 is in line with historic data and what management expects in the future.

Volatility - The Company considers historical volatility of its common shares in estimating its future stock price volatility. The expected life is used to determine market volatility of the underlying stock. The change in the volatility from 52% in 2020 to 66% in 2021 was due to the Company's stock being more volatile throughout 2021 than in the prior year. Given the growth of the Company, the expected life used to determine previous market volatility and comparable peer group of 66% reflects an appropriate estimate of future volatility.

Risk-free interest rate - The risk-free interest rate for the expected life of the options was based on the yield available on government benchmark bonds with an approximate equivalent remaining term at the time of the grant.

Dividend yield - The Company has never paid dividends on its common shares and has no plans to pay dividends on our common shares in the near future. Therefore, the Company dividend yield is zero.
The following weighted average assumptions were used to estimate the fair value of the options granted during the years ended December 31, 2021, 2020 and 2019:

	2021	2020	2019
Expected term (in years)	4 years	3 years	4 years
Volatility	66%	52%	52%
Risk-free interest rate	0.46%	0.55%	1.61%
Dividend yield	0.0%	0.0%	0.0%

Performance Awards and Restricted Stock Units
On October 23, 2020, the Company issued 439,000 performance awards (PAs) to executive management of the Company whose vesting is contingent upon meeting specific performance metrics based on the results for the year ended December 31, 2021. Each PA which vests entitles the participant to receive common shares on the basis of the performance metrics set. On March 18, 2021 performance metrics were set and formally communicated. Therefore, March 18, 2021 was the grant date and the fair value on the grant date was $13.56. As of December 31, 2021, approximately 88,000 PAs vested based on performance metrics achieved and 351,000 were cancelled as performance metrics were not met.

On August 6, 2021, the Company granted approximately 418,000 PAs and 201,000 restricted stock units (RSUs). The grant date for the PAs and RSUs was August 6, 2021 and the fair value on the grant date was $14.42 as this was the date performance measures were set and communicated to employees. The PAs vest on the employee's first anniversary of the grant date and the employee must achieve at least one of the performance metrics to obtain the portion of the award associated with the metric. The RSUs have no performance metrics and will vest on the one year anniversary of the grant. As of December 31, 2021, none of the August 6, 2021 PAs and RSUs have vested.

The Company recorded approximately $2.7 million of share-based compensation expense related to PAs and RSUs during the year ended December 31, 2021.
Compensation Expense
Share-based compensation expense for the years ended December 31, 2021, 2020 and 2019 totaled approximately $31.2 million, $17.5 million and $7.4 million, respectively, as shown in the table below.

(in thousands)	2021	2020	2019
Research and development	$4,442	$3,730	$2,693
Selling, general and administrative	26,432	13,615	4,721
Capitalized under inventories	369	109	—
Share-based compensation expense	$31,243	$17,454	$7,414
Unrecognized Share-Based Compensation Expense and Weighted Average Remaining Amortization Period
As of December 31, 2021, the unrecognized share-based cost, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized share-based compensation expense	Weighted average remaining amortization period (in years)
Stock Options	$13,563	1.2
Restricted Stock Units	2,197	0.6
ESPP	3,296	1.1
Total unrecognized share-based compensation expense	$19,056	1.1
19. Net Loss Per Common Share
Basic and diluted net loss per Common Share is computed by dividing net loss by the weighted average number of common shares outstanding. The numerator and denominator used in the calculation of basic and diluted net loss amounts per Common Share are as follows:

	2021	2020	2019
Net loss for the year	$(180,966)	$(102,680)	$(88,385)

Weighted average number of common shares outstanding	129,369	118,473	93,024

Net loss per Common Share (expressed in $ per share)	$(1.40)	$(0.87)	$(0.95)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	2021	2020	2019
Outstanding stock options	12,074	14,047	7,822
Unvested performance awards	64	—	—
Unvested restricted units	191	—	—
Warrants	—	1,690	1,691
	12,329	15,737	9,513

20. Related-Party Transactions
ILJIN SNT Co., Ltd (ILJIN) was considered to be a related party due to their equity ownership of over 5% as per their public filings. The outstanding related party amount payable to ILJIN was the result of a settlement completed on September 20, 2013 between ILJIN and the Company. During 2021, Aurinia paid $6.0 million upon achievement of specific milestones. The amount payable to ILJIN was nil and $6.0 million as of December 31, 2021 and December 31, 2020 which was recorded in other current liabilities.
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

21. Selected Quarterly Financial Information (unaudited)
The following condensed quarterly financial information is for the years December 31, 2021 and 2020:

(in thousands, except per share data)	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total revenue, net	$914	$6,620	$14,667	$23,404
Cost of sales and operating expenses	51,457	53,754	65,020	56,109
Loss from operations	(50,543)	(47,134)	(50,353)	(32,705)
Net loss	(50,379)	(47,010)	(50,255)	(33,322)
Basic and diluted loss per common share	$(0.40)	$(0.37)	$(0.39)	$(0.25)

	March 31, 2020	June 30, 2020	September 30, 2020	December 31, 2020
Total revenue	$30	$29	$29	$50,030
Operating expenses	27,090	26,892	42,344	58,082
Loss from operations	(27,060)	(26,863)	(42,315)	(8,052)
Net loss	(25,932)	(26,544)	(42,130)	(8,074)
Basic and diluted loss per common share	$(0.23)	$(0.24)	$(0.34)	$(0.06)

22. Subsequent Events
On February 25, 2022, the Company gave notice to Cantor Fitzgerald & Co. to terminate the Sale Agreement. No further sales will occur under the Sale Agreement dated November 19, 2021.