Form 10-Q
period 2022-03-31
Aurinia Pharmaceuticals Inc.
filed 2022-05-10
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to ________________
Commission file number: 001-36421
__________________________________________
Aurinia Pharmaceuticals Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

Alberta, Canada
(State or other jurisdiction of incorporation or organization)
#1203-4464 Markham Street Victoria, British Columbia V8Z 7X8	98-1231763
(Address of principal executive offices)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of May 9, 2022, the registrant had 141,741,580 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$132,542	$231,900
Short-term investments	286,210	234,178
Accounts receivable, net	20,401	15,414
Inventories, net	26,266	19,326
Prepaid expenses and other current assets	12,199	12,506
Total current assets	477,618	513,324

Non-current assets
Other non-current assets	11,838	11,838
Property and equipment, net	4,332	4,418
Acquired intellectual property and other intangible assets, net	7,882	8,404
Right-of-use assets	5,232	5,383
Total assets	506,902	543,367

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	32,327	34,947
Other current liabilities	502	4,640
Operating lease liabilities	1,009	1,059
Total current liabilities	33,838	40,646

Non-current liabilities
Deferred compensation and other non-current liabilities	17,379	15,950
Operating lease liabilities	7,562	7,680
Total liabilities	58,779	64,276
Commitments and contingencies (Note 18)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 141,742 and 141,600 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	1,178,807	1,177,051
Additional paid-in capital	64,686	59,014
Accumulated other comprehensive loss	(1,618)	(852)
Accumulated deficit	(793,752)	(756,122)
Total shareholders' equity	448,123	479,091
Total liabilities and shareholders’ equity	$506,902	$543,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended
	March 31,
	2022	2021
	(unaudited)
Revenue
Product revenue, net	$21,492	$884
License and collaboration revenue	133	30
Total revenue, net	21,625	914
Operating expenses
Cost of sales	256	48
Selling, general and administrative	45,197	39,805
Research and development	12,620	9,833
Other expense, net	1,434	1,771
Total cost of sales and operating expenses	59,507	51,457
Loss from operations	(37,882)	(50,543)
Interest income	262	172
Net loss before income taxes	(37,620)	(50,371)
Income tax expense	10	8
Net loss	(37,630)	(50,379)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of nil	(766)	6
Comprehensive loss	$(38,396)	$(50,373)
Basic and diluted loss per share	$(0.27)	$(0.40)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	141,675	127,401
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended March 31, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options and vesting of performance awards	142	1,756	(1,351)	—	—	405
Share-based compensation	—		7,023	—	—	7,023
Unrealized loss on available-for-sale securities	—	—	—	(766)	$—	(766)
Net loss	—	—	—	—	$(37,630)	(37,630)
Balance at March 31, 2022	141,742	$1,178,807	$64,686	$(1,618)	$(793,752)	$448,123

	Common Shares
Three Months Ended March 31, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	126,725	944,328	39,383	(805)	(575,156)	407,750
Shares issued on exercise of stock options	877	7,619	(2,620)	—	—	4,999
Exercise of warrants	519	726	(695)	—	—	31
Shared-based compensation	—	—	7,821	—	—	7,821
Unrealized gain on available-for-sale securities	—	—	—	6	—	6
Net loss	—	—	—	—	(50,379)	(50,379)
Balance at March 31, 2021	128,121	$952,673	$43,889	$(799)	$(625,535)	$370,228

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2022	2021
(in thousands)	(unaudited)
Cash flows used in operating activities:
Net loss	$(37,630)	$(50,379)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	687	688
Amortization of operating lease right-of-use assets	151	(272)
Share-based compensation expense	7,023	7,821
Other, net	1,514	(2,111)
Net changes in operating assets and liabilities
Accounts receivable	(4,986)	(1,187)
Inventories	(6,940)	(2,009)
Prepaid expenses and other current assets	307	308
Non-current assets	—	229
Accounts payable, accrued and other liabilities	(6,704)	(7,103)
Lease liabilities	(168)	474
Net cash used in operating activities	(46,746)	(53,541)
Cash flows used in investing activities:
Purchase of investments	(163,504)	(115,168)
Proceeds from investments	110,566	60,940
Upfront lease payment	—	(11,838)
Purchase of long-lived assets	(79)	(136)
Additions to internal use-software implementation costs	—	(1,039)
Capitalized patent costs	—	(6)
Net cash used in investing activities	(53,017)	(67,247)
Cash flows from financing activities
Proceeds from exercise of stock options	405	4,999
Proceeds from exercise of warrants	—	30
Cash provided by financing activities	405	5,029
Net decrease in cash, cash equivalents and restricted cash	(99,358)	(115,759)
Cash, cash equivalents and restricted cash, beginning of period	231,900	272,350
Cash, cash equivalents and restricted cash, end of period	$132,542	$156,591

Supplemental cash flow information
Cash received for interest	$13	$425
Cash paid for amounts included in the measurement of lease liabilities	$(281)	$(63)
Supplemental disclosure of noncash transactions
Initial recognition of operating lease right-of-use asset	$—	$5,804

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$131,636	$156,591
Restricted cash	906	—
Total cash, cash equivalents and restricted cash	$132,542	$156,591
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia or the Company) is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by serious diseases with a high unmet medical need. In January 2021, the Company introduced LUPKYNIS™ (voclosporin), the first U.S. Food and Drug Administration (FDA) approved oral therapy for the treatment of adult patients with active LN and continues to conduct pre-clinical, clinical, and regulatory advancement to support the voclosporin development program.
On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 is currently undergoing pre-clinical development with projected submission of an Investigational New Drug Application (IND) to the FDA in 2023. The Company anticipates that an IND for AUR300 will also be submitted during 2023.
Aurinia's head office is located at #1203-4464 Markham Street, Victoria, British Columbia, Canada and its registered office is located at #201, 17873-106 A Avenue, Edmonton, Alberta. Aurinia also has a U.S. commercial office located at 77 Upper Rock Circle Suite 700, Rockville, Maryland, 20850 United States.
Aurinia is incorporated pursuant to the Business Corporations Act (Alberta). The Company’s common shares are traded on the Nasdaq Global Market (Nasdaq) under the symbol AUPH.
2.Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the three months ended March 31, 2022 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation and operate in one segment.
These unaudited condensed consolidated financial statements are presented in U.S. dollars which is the Company's functional currency therefore there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statements of operations. All assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are remeasured at the average exchange rate during the period. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the condensed consolidated statements of operations.
The Company is devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. The Company is also expending efforts towards our newly acquired assets AUR200 and AUR300. Taking into consideration the Company's cash, cash equivalents, restricted cash and investments of $418.8 million as of March 31, 2022, the Company believes that it has sufficient resources to fund its operations for at least the next few years beyond the date that the unaudited condensed consolidated financial statements are issued.
3.Summary of Significant Accounting Policies
Other than as described below, the Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.

Restricted cash: Restricted cash consists of the 2021 Employee Share Purchase Plan (2021 ESPP) deposits of $0.9 million and $0.3 million as of March 31, 2022 and December 31, 2021, respectively.
Major Customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and one customer for sales of voclosporin in the European Union, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine. Revenues from two customers accounted for approximately 54% and 45% respectively of the Company's total revenues for the three months ended March 31, 2022. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances, including their payment plans and obtains positive confirmation of the validity of the receivables. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and the Company could potentially incur credit losses.
Accounts receivable, net: Accounts receivable are stated at their net realizable value. As of March 31, 2022 and December 31, 2021, accounts receivable, net are $20.4 million and $15.4 million. We estimate the allowance for doubtful accounts using current expected credit loss model, or CECL model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. We evaluate the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The allowance for doubtful accounts was $nil as of March 31, 2022 and as of December 31, 2021.
Share-Based Compensation: The Company follows ASC Topic 718, Compensation - Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company records compensation expense based on the fair value on the grant date using the graded accelerated vesting method for all share-based payments related to stock options, performance awards (PAs), restricted stock units (RSUs) and purchases under the Company's 2021 ESPP. For stock options, forfeitures are estimated based on historical experience at the time of grant and revised in subsequent periods if actual forfeitures differ from those estimates. For RSUs and PAs, forfeitures are accounted for as they occur.
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The Company adopted the ASU effective January 1, 2021, with no material impact on the condensed consolidated financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to make annual disclosures about transactions with a government (including government assistance) by analogizing to a grant or contribution accounting model. The required disclosures include the nature of the transaction, the entity's related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the ASU effective January 1, 2022, with no material impact on the condensed consolidated financial statements.

4.    Investments
At March 31, 2022 and December 31, 2021, the Company had $286.2 million and $234.2 million of short-term investments, respectively, mainly consisting of commercial paper and bonds as summarized below. As of March 31, 2022, $8.8 million are held to maturity debt securities which are carried at amortized cost and are approximately equal to fair market value. As of March 31, 2022, $277.4 million are available-for-sale debt securities which are carried at fair market value. As of December 31, 2021, $215.0 million were classified as available-for-sale and $19.2 million were held-to-maturity.

(in thousands)	March 31, 2022	December 31, 2021
Cashable Guaranteed Investment Certificate	$3,128	$3,140
Corporate Bond	60,390	21,820
Commercial Paper	152,295	206,724
Treasury Bill	19,530	2,494
Treasury Bond	50,867	—
Total short-term investments	$286,210	$234,178

Currently, the Company does not intend to sell investments and has the ability and intent to hold these investments until maturity in order to collect interest payments over the life of the investments. As of March 31, 2022 and December 31, 2021, accrued interest receivable from the investments were $0.5 million and $0.1 million, respectively. During the three months ended March 31, 2022 and 2021, the Company had $766 thousand and $6 thousand unrealized losses on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. The Company's investments as of March 31, 2022 mature at various dates through January 2023.

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

The components of inventory are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Raw materials	$2,217	$2,217
Work in process	19,713	12,566
Finished goods	4,336	4,543
Total inventories	$26,266	$19,326

6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Prepaid assets	$6,351	$5,316
Prepaid insurance	682	1,632
Other current assets	3,966	796
Prepaid deposits	1,200	4,762
Total prepaid expenses and other current assets	$12,199	$12,506

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	March 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,471	$(1,200)	$271
Acquired intellectual property and reacquired rights	15,126	(9,063)	6,063
Internal-use software implementation costs	2,873	(1,325)	1,548
	$19,470	$(11,588)	$7,882

	December 31, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,471	$(1,176)	$295
Acquired intellectual property and reacquired rights	15,126	(8,804)	6,322
Internal-use software implementation costs	2,873	(1,086)	1,787
	$19,470	$(11,066)	$8,404
Amortization expense for the three months ended March 31, 2022 and 2021 was $0.5 million for both periods.

8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Construction in progress	$472	$393
Leasehold improvements	2,978	2,978
Office equipment	645	645
Furniture	976	976
Computer equipment	260	262
	5,331	5,254
Less accumulated depreciation	(999)	(836)
Property and equipment, net	$4,332	$4,418

9.    Lease Obligations
The Company has the following lease obligations:
Victoria, British Columbia
During the fourth quarter of 2020, the Company entered into facility and furniture leases for its head office located in Victoria, British Columbia for a total space of 13,206 square feet of office space for the facility lease. The lease terms commenced on January 1, 2021 for the facility and furniture leases. As of March 31, 2022, the Company had $0.1 million right-of-use assets (ROU assets) and $0.1 million lease liabilities related to the leases. The Company recognized operating lease costs that are included in SG&A expenses in the condensed consolidated statements of operations. The incremental borrowing rate applied to the lease liabilities on January 1, 2021 was 4.08% based on financial position of the Company, geographical region and terms of lease.
During August 2020, the Company signed a lease for commercial office space in Victoria, British Columbia. The present value of the expected minimum lease payments for this lease are $2.3 million. As of March 31, 2022, the lease has not commenced and as a result, there has been no accounting recognition associated with the lease.
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately 9 years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of March 31, 2022, the Company had a right-of-use asset of $5.1 million and lease liability of $8.5 million included in the condensed consolidated balance sheets. As of December 31, 2021, the Company had a right of use asset of $5.2 million and lease liability of $8.6 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta
The Company recognized the lease premises in Edmonton, Alberta as a short-term lease in which expenses are incurred in SG&A. The lease is not material to the Company's financial position.
Beginning January 1, 2021, the Company began to incur variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs included in SG&A and are expensed as incurred. The variable leases costs are not material to the Company's financial position.
The operating lease costs for the three months ended March 31, 2022 and March 31, 2021 are $0.3 million for both periods.
The following table provides supplemental balance sheet information related to the operating lease ROU assets and lease liabilities:

(in thousands)	Balance Sheet Classification	March 31, 2022	December 31, 2021
Assets
Operating lease right of-use assets	Non-current assets	$5,232	$5,383

Liabilities
Current operating lease liabilities	Current operating lease liabilities	1,009	1,059
Non-current operating lease liabilities	Non-current operating lease liabilities	7,562	7,680
Total lease liabilities		$8,571	$8,739

The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2022:

	As of March 31, 2022
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	9.30	5.20%
The following table provides a summary of operating lease liabilities payments for the next five years and thereafter:

(in thousands)	Operating Lease Payments
Remainder of 2022	$863
2023	1,061
2024	1,085
2025	1,110
2026	1,135
Thereafter	5,638
Total future minimum lease payments	10,892
Less: lease imputed interest	(2,321)
Total future minimum lease payments	$8,571
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
Following U.S. regulatory approval of LUPKYNIS in January 2021, the Company has commenced a capital expenditure payment program for the monoplant totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million and was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment is not due until the facility fulfills the required operational qualifications which is estimated to be during 2023. Upon completion of the monoplant, the Company will have the right to maintain sole dedicated use of the monoplant by paying a quarterly fixed facility fee. The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $78.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.
The Company has entered into an equipment and facility finance lease for a backup manufacturing encapsulation site that has not yet commenced and is therefore, not included in the above table. As part of the agreement, the Company expects to make approximately $885 thousand of payments prior to lease commencement and the future value of minimum lease payments will total approximately $120 thousand.

10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	March 31, 2022	December 31, 2021
Accounts payable	$3,267	$3,879
Other accrued liabilities	7,289	3,428
Accrued R&D projects	5,409	4,383
Employee accruals	9,609	18,242
Commercial accruals	6,753	5,015
Total accounts payable and accrued liabilities	$32,327	$34,947

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $17.4 million and $16.0 million as of March 31, 2022 and December 31, 2021, respectively. The balance as of March 31, 2022 and December 31, 2021 primarily included deferred compensation arrangements whereby certain executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. Other non-current liabilities also include milestone payments deemed probable to be paid in the future.
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
The Company's Level 1 instruments include deposits held with banks and short-term investments that are valued using quoted market prices. Level 2 instruments include the Company's short-term investments that are valued through third-party pricing services that use verifiable observable market data. The Company has no Level 3 instruments as of March 31, 2022 and December 31, 2021.

The following tables present the financial assets measured at fair value on a recurring basis:

	March 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$113,268	$—	$—	$113,268
Short-term highly liquid investments	19,274	—	—	19,274
Investments	152,295	133,915	—	286,210
Total	$284,837	$133,915	$—	$418,752

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Assets:
Cash and cash equivalents:
Deposits held with banks	$214,702	$—	$—	$214,702
Short-term highly liquid investments	17,198	—	—	17,198
Investments	206,724	27,454	—	234,178
Total	$438,624	$27,454	$—	$466,078
Refer to Note 4, “Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.
13.License and Collaboration Agreements
Riptide License
On August 17, 2021, AUR300 (M2 macrophage modulation via CD206 binding) was secured through a global licensing and research agreement with Riptide Bioscience, Inc. (Riptide), a private company. As part of the agreement, in 2021 the Company paid Riptide an upfront license fee of $6.0 million which was expensed as research and development on the condensed consolidated statements of operations. During the first quarter of 2022, Aurinia paid $4.0 million for the achievement of a one-time milestone. Additional payments are due upon certain development, clinical and regulatory milestones, and royalties will be payable upon commercialization. It is anticipated that clinical development for AUR300 will commence during 2023.
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of oral LUPKYNIS in the EU, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine.

As part of the agreement, Aurinia received an upfront cash payment of $50.0 million for the license agreement and has the potential to receive up to $50.0 million in regulatory milestones. Aurinia will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on achievement of sale thresholds) on net sales upon commercialization, along with additional milestone payments based on the attainment of certain annual sales by Otsuka. In addition, certain manufacturing services are provided to Otsuka on a cost-plus basis.

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

As of March 31, 2022, the Company recorded $104 thousand of collaboration revenue related to manufacturing services provided under the Otsuka contract.
14.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended March 31,
(in thousands, except per share data)	2022	2021
Net loss	$(37,630)	$(50,379)
Weighted average common shares outstanding	141,675	127,401
Net loss per common share (expressed in $ per share)	$(0.27)	$(0.40)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	Three months ended March 31,
(in thousands)	2022	2021
Stock options	14,649	14,332
Unvested performance awards	—	439
Unvested restricted units	1,952	—
Warrants	—	1,014
	16,601	15,785

15.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of outstanding awards) and provides for grants of stock options, performance awards, restricted stock and restricted stock units that may be settled in cash and stock. Also in June 2021, the Company's shareholders adopted and approved the Company's 2021 ESPP, which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “Code”) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
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
The following weighted average assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2022 and March 31, 2021:

	2022	2021
Annualized volatility	70%	66%
Risk-free interest rate	1.73%	0.28%
Expected life of options in years	5.0 years	4.0 years
Estimated forfeiture rate	11.6%	8.9%
Dividend rate	0.0%	0.0%
Fair value per common share option	$7.02	$6.72

The following table summarizes the option award activity during the three months ended March 31, 2022:

	March 31, 2022
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - Beginning of Period	12,074	12.84
Granted	2,800	12.00
Exercised	(54)	7.57
Forfeited	(171)	16.27
Outstanding - End of Period	14,649	12.66
Performance Awards and Restricted Stock Units
On October 23, 2020, the Company issued 439,000 performance awards (PAs) to executive management of the Company whose vesting is contingent upon meeting specific performance metrics based on the results for the year ended December 31, 2021. Each PA which vests entitles the participant to receive common shares on the basis of the performance metrics set. On March 18, 2021 performance metrics were set and formally communicated. Therefore, March 18, 2021 was the grant date and the fair value on the grant date was $13.56. As of March 31, 2022, approximately 88,000 PAs vested based on performance metrics achieved and 351,000 were canceled as of December 31, 2021 as performance metrics were not met.
On August 6, 2021, the Company granted approximately 619,000 PAs and restricted stock units (RSUs). The grant date for the PAs and RSUs was August 6, 2021 and the fair value on the grant date was $14.42 as this was the date performance measures were set and communicated to employees. The PAs vest on the employee's first anniversary of the grant date and the employee must achieve at least one of the performance metrics to obtain the portion of the award associated with the metric. The RSUs have no performance metrics and will vest on the one year anniversary of the grant. As of December 31, 2021, approximately 375,000 PAs and RSUs were canceled or forfeited.
During the quarter, the Company has granted RSUs and intends to grant RSUs throughout the year under the Plan. The RSUs are fair valued based on the market price of our common stock on the date of the grant.
The following table summarizes the PAs and RSU activity for the three months ended March 31, 2022:

	March 31, 2022
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - Beginning of Period	347	13.33
Granted	1,708	12.01
Vested	(88)	13.56
Forfeited	(15)	13.85
Outstanding - End of Period	1,952	12.16
The Company recorded approximately $1.9 million of share-based compensation expense related to PAs and RSUs during the three months ended March 31, 2022.
Compensation Expense
The Company recognized share-based compensation expense for the three months ended March 31, 2022 and March 31, 2021 as follows:

(in thousands)	2022	2021
Research and development	$976	$1,074
Selling, general and administrative	5,972	6,641
Capitalized under inventories	75	106
Share-based compensation expense	$7,023	$7,821
As of March 31, 2022, there was $48.3 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.6 years.

16.Income Taxes

The effective tax rates for the three months ended March 31, 2022 and March 31, 2021 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances. The Company recognized an income tax expense of $10 thousand and $8 thousand for the three months ended March 31, 2022 and 2021, respectively. The expense recognized for these periods is a result of income in certain jurisdictions. This tax expense is not offset by a tax benefit as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions.

Uncertain Tax Positions

The Company was under examination by the Canadian Revenue Agency for years 2017 and 2018. In March 2022, the Company was notified by the Canadian Revenue Agency the examination is now complete and there were no findings and as a result, there is no additional tax expense or benefit recognized in regards to the audit. There are no outstanding tax audits ongoing at March 31, 2022.
17.Related Party Transactions
ILJIN SNT Co., Ltd (ILJIN) was considered to be a related party due to their equity ownership of over 5% as per their public filing. The outstanding related party amount payable to ILJIN was the result of a settlement completed on September 20, 2013 between ILJIN and the Company. During the first quarter of 2021, Aurinia paid $4.0 million upon achievement of specific milestones. The final $2.0 million outstanding amount payable was paid during the fourth quarter 2021. The amount payable to ILJIN is nil as of March 31, 2022 and December 31, 2021.
18.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. The Company's material commitments and contingencies have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 except as described below.
On April 15, 2022, a purported shareholder class action complaint, Ortmann v. Aurinia Pharmaceuticals, Inc. et al., case no. 1:22-cv-02185, was filed in the United States District Court for the Eastern District of New York, naming Aurinia and certain of the Company's officers as defendants. The lawsuit alleges that Aurinia made materially false and misleading statements regarding the financial guidance and commercial prospects in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The defendants intend to vigorously defend this lawsuit. The Company has not, however, filed a response to the complaint and does not anticipate doing so until after the court appoints a lead plaintiff and that lead plaintiff files an operative complaint.
Other Funding Commitments
In the normal course of business, the Company enters into agreements with contract research organizations, contract manufacturing organizations and other third parties for services to be provided to the Company. Generally, these agreements provide for termination upon notice, with specified amounts due upon termination based on the timing of termination and the terms of the agreement. The actual amounts and timing of payments under these agreements are uncertain and contingent upon the initiation and completion of services to be provided to the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our belief that we have sufficient financial resources to fund our current plans for at least the next few years; and our potential to receive certain payments and royalties under our agreement with Otsuka; and that an IND is expected to be submitted for AUR200 and AUR300 in 2023. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next 12 months; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; assumptions relating to the capital required to fund operations for the next few years; assumptions relating to the progress of our pre-clinical activities that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 28, 2022 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by serious diseases with a high unmet medical need. In January 2021, we introduced LUPKYNIS™ (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN and continue to conduct pre-clinical, clinical, and regulatory advancement to support the voclosporin development program as well as our other assets.
LUPKYNIS is an orally administered CNI immunosuppressant that has the potential to improve near and long-term outcomes in LN when used in combination with mycophenolate mofetil (MMF) (although MMF is not currently approved as such) and steroids. By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can protect against proteinuria. Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation.
Aurinia announced during the fourth quarter of 2021 the initiation of ENLIGHT-LN, a U.S. based prospective, observational registry of adult patients with LN treated with LUPKYNIS. The registry is intended to support the interests of patients, clinicians, regulatory bodies, payers and industry by obtaining longitudinal data on LUPKYNIS. During the first quarter of 2022 we began actively enrolling patients.

Critical Accounting Policies and Significant Judgments and Estimates
There have been no material changes to the Company’s critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
Results of Operations
Three Months ended March 31, 2022 compared to Three Months ended March 31, 2021
The following table sets forth our results of operations for the three months ended March 31, 2022 and March 31, 2021.

	Three months ended March 31,
	2022	2021	Change
	(in thousands)
Revenue
Product revenue, net	$21,492	$884	$20,608
License and collaboration revenue	133	30	103
Total revenue, net	21,625	914	20,711
Operating expenses			—
Cost of sales	256	48	208
Selling, general and administrative	45,197	39,805	5,392
Research and development	12,620	9,833	2,787
Other expense, net	1,434	1,771	(337)
Total cost of sales and operating expenses	59,507	51,457	8,050
Loss from operations	(37,882)	(50,543)	12,661
Interest income	262	172	90
Net loss before income taxes	(37,620)	(50,371)	12,751
Income tax expense	10	8	2
Net loss	$(37,630)	$(50,379)	$12,749
Revenues
Total net revenue was $21.6 million and $914 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. Our net revenues primarily consisted of product revenue, net of adjustments, for LUPKYNIS following FDA approval in late January 2021. Quarter over quarter revenue growth is attributed to further progress in the launch of LUPKYNIS, driven predominantly by further penetration in the lupus nephritis market. No product sales commenced and no product marketing was permitted prior to January 22, 2021.
Cost of Sales
Cost of sales were $256 thousand and $48 thousand for the three months ended March 31, 2022 and March 31, 2021, respectively. The increase was primarily due to the growth of LUPKYNIS sales as no product sales commenced prior to January 22, 2021 and gross margin remains reasonably consistent with prior periods.
Gross margin for the three months ended March 31, 2022 and March 31, 2021 was approximately 99% and 95% respectively. The fluctuation in gross margin is driven primarily by fixed specialty pharmacy costs in the first quarter of 2021, as a percentage of overall cost of sales.

Selling, General and Administrative Expenses
SG&A expenses increased to $45.2 million for the three months ended March 31, 2022 compared to $39.8 million for the three months ended March 31, 2021. SG&A expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Salaries, incentive pay and employee benefits	$22,523	$19,194
Professional fees and services	10,898	8,717
Share-based compensation expense	5,972	6,641
Other corporate costs	3,628	3,805
Travel, trade shows and sponsorships	2,176	1,448
	$45,197	$39,805
The primary drivers for the increase for the three months ended March 31, 2022 as compared to the same periods ended 2021 were an increase in employee related expenses, professional fees related to various corporate matters, pharmacovigilance costs and consulting related expenses tied to the increased investment in back office infrastructure to support the commercialization of LUPKYNIS.
Research and Development Expenses
R&D expenses were $12.6 million and $9.8 million for the three months ended March 31, 2022 and March 31, 2021, respectively. R&D expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2022	2021
Contract research organizations (CRO) and developmental expenses	$6,727	$4,632
Clinical supply and distribution	1,562	1,232
Salaries, incentive pay and employee benefits	3,273	3,024
Share-based compensation expense	976	1,074
Travel, insurance, patent annuity fees, legal fees and other	82	(129)
	$12,620	$9,833

The primary driver for the increase for the three months ended March 31, 2022 as compared to the same period of 2021 was due to an increase in CRO and developmental expenses related to AUR200 and AUR300 partially offset by a decrease in expenses related to the AURORA 2 continuation study, which was completed during the fourth quarter of 2021 but had wind down activities ongoing in the quarter ended March 31, 2022.
Liquidity and Capital Resources
As of March 31, 2022, we had cash, cash equivalents and restricted cash and investments of $418.8 million compared to cash, cash equivalents and restricted cash and investments of $466.1 million at December 31, 2021. The decrease in cash, cash equivalents and restricted cash and investments is primarily related to the continued investment in commercialization activities, payments made for our ongoing post approval obligations and advancement of our pipeline, payments associated with inventory purchases to ensure adequate supply to meet forecasted demand and a payment for the achievement of a one-time milestone, partially offset by an increase in cash receipts from sales of LUPKYNIS. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of March 31, 2022 and December 31, 2021, we had working capital of $443.8 million and $472.7 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards our AUR200 and AUR300 assets. Taking into consideration the cash and cash equivalents and investments as of March 31, 2022, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post approval commitments, manufacturing commercial drug supply, funding our supporting commercial infrastructure, conducting our planned R&D programs, investing in our pipeline and funding our supporting corporate and working capital for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the three months ended March 31, 2022 and March 31, 2021:

	Three Months Ended March 31,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(46,746)	$(53,541)
Investing activities	(53,017)	(67,247)
Financing activities	405	5,029
Net decrease in cash and cash equivalents	$(99,358)	$(115,759)

Net cash used in operating activities was $46.7 million for the three months ended March 31, 2022 compared to $53.5 million for the three months ended March 31, 2021. For the three months ended March 31, 2022, cash used in operating activities was primarily related to the continued investment in commercialization activities, payments made for our ongoing post approval obligations and advancement of our pipeline, payments associated with inventory purchases to ensure adequate supply to meet forecasted demand and a payment for the achievement of a one-time milestone, partially offset by an increase in cash receipts from sales of LUPKYNIS. For the three months ended March 31, 2021 cash used in operating activities of $53.5 million was due to the continued support of commercialization efforts in addition to a one-time payment to a related party upon achievement of specific milestones.
Cash used in investing activities during the three months ended March 31, 2022 was $53.0 million compared to cash used in investing activities of $67.2 million during the three months ended March 31, 2021. Investing activities during the three months ended March 31, 2022 consisted primarily of $163.5 million for purchases of investments offset by $110.6 million of proceeds of maturities of investments. Cash used in investing activities of $67.2 million for the three months ended March 31, 2021 was primarily attributable to $115.2 million for purchases of short-term investments and $11.8 million for an upfront lease payment offset by $60.9 million of proceeds of maturities of investments.
Cash provided by financing activities during the three months ended March 31, 2022 was $0.4 million compared to cash provided by financing activities of $5.0 million during the three months ended March 31, 2021. The decrease was primarily due to less proceeds from the exercise of stock options.
Off‑Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as such term is defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Act.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
Our activities can expose us to market risks which include interest rate risk, foreign currency risk, inflation risk and credit risk. Risk management is carried out by management under policies approved by our Board of Directors, with oversight provided by the Audit Committee of our Board of Directors. Our overall risk management program seeks to minimize adverse effects on our financial performance.
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of March 31, 2022 our investment portfolio includes cash, cash equivalents, restricted cash and investments of $418.8 million that earn interest at market rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of March 31, 2022, these instruments have a maturity of less than a year.

As of March 31, 2022 a decrease of 100 basis points on our interest rates of our investments would result in a $1.2 million loss on the fair market value of our portfolio and would be realized at the maturity of our investments.

Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.

Foreign Currency Risk

We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc and Great British Pound, which could affect our operating and financial results. As of March 31, 2022, a 10% increase of the Canadian dollar would have increased the net loss by $0.5 million assuming all other variables remained constant. An assumed 10% weakening of the Canadian dollar would have had an equal but opposite effect to the amounts shown above, on the basis all other variables remain constant. There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of March 31, 2022.

Inflation Risk

Inflation may generally affect us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. Inflation has not had a material effect on our business, financial condition or results of operations as of March 31, 2022.

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

We are subject to credit risk in connection with our accounts receivable due from our two customers which accounted for 99% of our net trade accounts receivable balances as of March 31, 2022. We monitor economic conditions, the creditworthiness of our customers and government regulations and funding, both domestically and abroad. We regularly communicate with our customers regarding the status of receivable balances, including their payment plans and obtain positive confirmation of the validity of the receivables. During the quarter ended March 31, 2022, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
There are no material developments to report in respect of the litigation described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
On April 15, 2022, a purported shareholder class action complaint, Ortmann v. Aurinia Pharmaceuticals, Inc. et al., case no. 1:22-cv-02185, was filed in the United States District Court for the Eastern District of New York, naming us and certain of our officers as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our financial guidance and commercial prospects in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. The defendants intend to vigorously defend this lawsuit. We have not, however, filed a response to the complaint and does not anticipate doing so until after the court appoints a lead plaintiff and that lead plaintiff files an operative complaint.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
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

AURINIA PHARMACEUTICALS INC.

May 9, 2022	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

May 9, 2022	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)