Form 10-Q
period 2022-06-30
Aurinia Pharmaceuticals Inc.
filed 2022-08-04
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of August 3, 2022, the registrant had 141,892,181 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of June 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months and six months ended June 30, 2022 and June 30, 2021	2
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three and six months ended June 30, 2022 and June 30, 2021	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the six months ended June 30, 2022 and June 30, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21
Item 4.	Controls and Procedures	21
PART II.	OTHER INFORMATION	23
Item 1.	Legal Proceedings	23
Item 1A.	Risk Factors	23
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23
Item 3.	Defaults Upon Senior Securities	23
Item 4.	Mine Safety Disclosures	23
Item 5.	Other Information	23
Item 6.	Exhibits	23
	Signatures	25

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$151,632	$231,900
Short-term investments	240,104	234,178
Accounts receivable, net	18,173	15,414
Inventories, net	25,863	19,326
Prepaid expenses and other current assets	17,421	12,506
Total current assets	453,193	513,324

Non-current assets
Other non-current assets	12,355	11,838
Property and equipment, net	4,183	4,418
Acquired intellectual property and other intangible assets, net	7,338	8,404
Right-of-use assets, net	5,079	5,383
Total assets	482,148	543,367

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	32,380	34,947
Other current liabilities	1,293	4,640
Operating lease liabilities	953	1,059
Total current liabilities	34,626	40,646

Non-current liabilities
Deferred compensation and other non-current liabilities	16,323	15,950
Operating lease liabilities	7,431	7,680
Total liabilities	58,380	64,276
Commitments and contingencies (Note 17)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 141,892 and 141,600 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	1,180,884	1,177,051
Additional paid-in capital	74,004	59,014
Accumulated other comprehensive loss	(1,853)	(852)
Accumulated deficit	(829,267)	(756,122)
Total shareholders' equity	423,768	479,091
Total liabilities and shareholders’ equity	$482,148	$543,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)
Revenue
Product revenue, net	$28,148	$6,591	$49,640	$7,475
License and collaboration revenue	43	29	176	59
Total revenue, net	28,191	6,620	49,816	7,534
Operating expenses
Cost of sales	1,599	308	1,855	356
Selling, general and administrative	51,532	44,322	96,729	84,127
Research and development	11,525	10,091	24,145	19,924
Other (income) expense, net	(476)	(967)	958	804
Total cost of sales and operating expenses	64,180	53,754	123,687	105,211
Loss from operations	(35,989)	(47,134)	(73,871)	(97,677)
Interest income	483	142	745	314
Net loss before income taxes	(35,506)	(46,992)	(73,126)	(97,363)
Income tax expense	9	18	19	26
Net loss	(35,515)	(47,010)	(73,145)	(97,389)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of nil	(235)	7	(1,001)	13
Comprehensive loss	$(35,750)	$(47,003)	$(74,146)	$(97,376)
Basic and diluted loss per share	$(0.25)	$(0.37)	$(0.52)	$(0.76)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	141,726	128,222	141,734	127,814
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended June 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2022	141,742	$1,178,807	$64,686	$(1,618)	$(793,752)	$448,123
Shares issued on exercise of stock options and vesting of performance awards	23	172	(55)	—	—	117
Issuance of common shares in conjunction with ESPP program	127	1,905	(682)	—	—	1,223
Share-based compensation	—	—	10,055	—	—	10,055
Unrealized loss on available-for-sale securities	—	—	—	(235)	—	(235)
Net loss	—	—	—	—	(35,515)	(35,515)
Balance at June 30, 2022	141,892	$1,180,884	$74,004	$(1,853)	$(829,267)	$423,768

	Common Shares
Three Months Ended June 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2021	128,121	$952,673	$43,889	$(799)	$(625,535)	$370,228
Shares issued on exercise of stock options	275	1,899	(620)	—	—	1,279
Shared-based compensation	—	—	7,753	—	—	7,753
Unrealized gain on available-for-sale securities	—	—	—	7	—	7
Net loss	—		—	—	(47,010)	(47,010)
Balance at June 30, 2021	128,396	$954,572	$51,022	$(792)	$(672,545)	$332,257

	Common Shares
Six Months Ended June 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options and vesting of performance awards	165	1,928	(1,406)	—	—	522
Issuance of common shares in conjunction with ESPP program	127	1,905	(682)	—	—	1,223
Share-based compensation	—	—	17,078	—	—	17,078
Unrealized loss on available-for-sale securities	—	—	—	(1,001)	—	(1,001)
Net loss	—	—	—	—	(73,145)	(73,145)
Balance at June 30, 2022	141,892	$1,180,884	$74,004	$(1,853)	$(829,267)	$423,768

	Common Shares
Six Months Ended June 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Shares issued on exercise of stock options	1,152	9,518	(3,240)	—	—	6,278
Exercise of warrants	519	726	(695)	—	—	31
Shared-based compensation	—	—	15,574	—	—	15,574
Unrealized gain on available-for-sale securities	—	—	—	13	—	13
Net loss	—	—	—	—	(97,389)	(97,389)
Balance at June 30, 2021	128,396	$954,572	$51,022	$(792)	$(672,545)	$332,257
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2022	2021
(in thousands)	(unaudited)
Cash flows used in operating activities:
Net loss	$(73,145)	$(97,389)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,678	1,264
Share-based compensation expense	17,078	15,574
Other, net	2,511	(2,904)
Net changes in operating assets and liabilities
Accounts receivable	(2,758)	(4,418)
Inventories, net	(7,953)	(3,449)
Prepaid expenses and other current assets	(4,914)	(1,987)
Non-current assets	(517)	229
Accounts payable, accrued and other liabilities	(6,242)	1,031
Lease liabilities	(355)	529
Net cash used in operating activities	(74,617)	(91,520)
Cash flows used in investing activities:
Purchase of investments	(232,955)	(216,987)
Proceeds from investments	225,677	164,651
Upfront lease payment	—	(11,838)
Purchase of non-current assets	(118)	(364)
Additions to internal use-software implementation costs	—	(1,039)
Net cash used in investing activities	(7,396)	(65,577)
Cash flows from financing activities
Proceeds from exercise of stock options and employee share purchase plan	1,745	6,278
Proceeds from exercise of warrants	—	30
Cash provided by financing activities	1,745	6,308
Net decrease in cash, cash equivalents and restricted cash	(80,268)	(150,789)
Cash, cash equivalents and restricted cash, beginning of period	231,900	272,350
Cash, cash equivalents and restricted cash, end of period	$151,632	$121,561

Supplemental cash flow information
Cash received for interest	$528	$376
Cash paid for taxes	$(779)	$(236)
Cash paid for amounts included in the measurement of lease liabilities	$(572)	$(128)
Supplemental disclosure of noncash transactions
Initial recognition of operating lease right-of-use asset	$—	$419

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$151,408	$121,561
Restricted cash	224	—
Total cash, cash equivalents and restricted cash	$151,632	$121,561
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia or the Company) is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by serious diseases with a high unmet medical need. In January 2021, the Company introduced LUPKYNIS™ (voclosporin), the first U.S. Food and Drug Administration (FDA) approved oral therapy for the treatment of adult patients with active lupus nephritis (LN) and continue to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program as well as our other assets.
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
2.Summary of Significant Accounting Policies
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (U.S. GAAP) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X.
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the six months ended June 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
The Company is devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. The Company is also expending efforts towards our newly acquired assets AUR200 and AUR300. Taking into consideration the Company's cash, cash equivalents, restricted cash and investments of $391.7 million as of June 30, 2022, the Company believes that it has sufficient resources to fund its operations for at least the next few years beyond the date that the unaudited condensed consolidated financial statements are issued.

Significant Accounting Policies
Other than as described below, the Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Restricted cash: Restricted cash consists of the 2021 Employee Share Purchase Plan (2021 ESPP) deposits of $0.2 million and $0.3 million as of June 30, 2022 and December 31, 2021, respectively.
Major Customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and one customer for sales of voclosporin in the European Union, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine. Revenues from the two main customers in the U.S. accounted for approximately 54% and 45% respectively of the Company's total revenues for the three and six months ended June 30, 2022. In late March 2022, we provided a nominal additional discount to both of our two main customers, applicable for the remainder of the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand due to supply chain concerns. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses.
Accounts receivable, net: Accounts receivable are stated at their net realizable value. As of June 30, 2022 and December 31, 2021, accounts receivable, net are $18.2 million and $15.4 million. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms, range from 30 to 45 days. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. We estimate the allowance for doubtful accounts using the current expected credit loss model, or CECL model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. We evaluate the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The allowance for doubtful accounts was $nil as of June 30, 2022 and as of December 31, 2021.
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
Recently adopted accounting pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes such as eliminating the exception to the general intraperiod tax allocation principle. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The Company adopted the ASU effective January 1, 2021, with no material impact on the condensed consolidated financial statements.
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
3.    Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term nature. Estimated fair value of available-for-sale securities are generally based on prices obtained from commercial pricing services.
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
The following table summarizes the financial assets (cash, cash equivalents, restricted cash and short-term investments) measured at fair value on a recurring basis:

	June 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$151,632	$—	$—	$151,632
Certificates of deposit	—	3,132	—	3,132
Corporate bond	—	80,852	—	80,852
Commercial paper	93,041	—	—	93,041
Treasury bill	—	11,002	—	11,002
Treasury bond	—	49,744	—	49,744
Yankee bond	—	2,333	—	2,333
Total financial assets	$244,673	$147,063	$—	$391,736

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$231,900	$—	$—	$231,900
Certificates of deposit	—	3,140	—	3,140
Corporate bond	—	21,820	—	21,820
Commercial paper	206,724	—	—	206,724
Treasury bill	—	2,494	—	2,494
Total financial assets	$438,624	$27,454	$—	$466,078
The Company's Level 1 instruments include cash, cash equivalents, restricted cash and commercial paper that are valued using quoted market prices. We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our short-term investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At June 30, 2022, and December 31, 2021, the weighted average remaining contractual maturities of our Level 1 and 2 investments were 8 months for both periods. These investments are rated A-1, or higher, by Moody’s and Standard & Poor’s.
There were no sales of available-for-sale securities. No credit loss allowance was recorded as of June 30, 2022, as we do not believe the unrealized loss is a result of a credit loss due to the nature of our investments. We also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.

Refer to Note 4, “Cash, Cash Equivalents, Restricted Cash and Short-Term Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.
4.    Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
As of June 30, 2022 and December 31, 2021, the Company had $391.7 million and $466.1 million, respectively of cash, cash equivalents, restricted cash and short-term investments summarized below. As of June 30, 2022, $3.4 million are held to maturity debt securities which are carried at amortized cost which is approximately equal to their fair market value. As of June 30, 2022, $388.4 million are available-for-sale debt securities which are carried at fair market value. As of December 31, 2021, $446.9 million were classified as available-for-sale and $19.2 million were held-to-maturity.

	June 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Cash, cash equivalents and restricted cash	$151,632	$—	$—	$151,632
Certificates of deposit	3,144	—	(11)	3,133
Corporate bond	78,001	—	(511)	77,490
Commercial paper	93,357	—	(316)	93,041
Treasury bill	11,045	—	(44)	11,001
Treasury bond	49,901	—	(157)	49,744
Yankee bond	2,342	—	(9)	2,333
Total	$389,422	$—	$(1,048)	$388,374
Total held to maturity securities at amortized cost				3,362
Total cash, cash equivalents, restricted cash and short-term investments				$391,736

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized (Losses)	Estimated Fair Value
Cash, cash equivalents and restricted cash	$231,900	$—	$—	$231,900
Certificates of deposit	3,144	—	(4)	3,140
Corporate bond	2,592	—	(1)	2,591
Commercial paper	206,764	—	(40)	206,724
Treasury bill	2,497	—	(2)	2,495
Total	$446,897	$—	$(47)	$446,850
Total held to maturity securities at amortized cost				19,228
Total cash, cash equivalents, restricted cash and short-term investments				$466,078

As of June 30, 2022 and December 31, 2021, accrued interest receivable from the investments were $0.9 million and $0.1 million, respectively. During the three and six months ended June 30, 2022, the Company had $235 thousand and $1.0 million unrealized losses on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. We have determined that the gross unrealized losses on our investments at June 30, 2022, were temporary in nature. The Company's investments as of June 30, 2022 mature at various dates through February 2023.

5.    Inventories, net

Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories for LUPKYNIS mainly include third party manufacturing costs, transportation, storage, insurance, and allocated internal labor.

The Company assesses recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories. During the quarter ended June 30, 2022, we recorded a write down of finished goods inventories of approximately $1.4 million, which was related to safety stock inventory that the Company carried to mitigate supply chain disruptions.

The components of inventory, net are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Raw materials	$2,217	$2,217
Work in process	19,418	12,566
Finished goods	4,228	4,543
Total inventories	$25,863	$19,326

6.Prepaid Expenses and Other Current Assets
Prepaid expenses and other current assets are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Prepaid assets	$8,320	$5,316
Prepaid deposits	4,109	4,762
Prepaid insurance	3,904	1,632
Other current assets	1,088	796
Total prepaid expenses and other current assets	$17,421	$12,506

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	June 30, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,450	$(1,225)	$225
Acquired intellectual property and reacquired rights	15,126	(9,321)	5,805
Internal-use software implementation costs	2,873	(1,565)	1,308
	$19,449	$(12,111)	$7,338

	December 31, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,471	$(1,176)	$295
Acquired intellectual property and reacquired rights	15,126	(8,804)	6,322
Internal-use software implementation costs	2,873	(1,086)	1,787
	$19,470	$(11,066)	$8,404
Amortization expense for the three months ended June 30, 2022 and 2021 was $0.5 million for both periods and for the six months ended June 30, 2022 and 2021 was $1.0 million and $1.1 million, respectively.

8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Construction in progress	$488	$393
Leasehold improvements	2,978	2,978
Office equipment	645	645
Furniture	976	976
Computer equipment	257	262
	5,344	5,254
Less accumulated depreciation	(1,161)	(836)
Property and equipment, net	$4,183	$4,418
9.    Lease Obligations
The Company has the following lease obligations:
Victoria, British Columbia
During the fourth quarter of 2020, the Company entered into facility and furniture leases for its head office located in Victoria, British Columbia for a total space of 13,206 square feet of office space for the facility lease. The lease terms commenced on January 1, 2021 for the facility and furniture leases. As of June 30, 2022, the Company had $43 thousand right-of-use assets (ROU assets) and $43 thousand lease liabilities related to the leases. The Company recognized operating lease costs that are included in SG&A expenses in the condensed consolidated statements of operations. The incremental borrowing rate applied to the lease liabilities on January 1, 2021 was 4.08% based on financial position of the Company, geographical region and terms of lease.
During August 2020, the Company signed a lease for commercial office space in Victoria, British Columbia. The present value of the expected minimum lease payments for this lease are $2.2 million. As of June 30, 2022, the lease has not commenced and as a result, there has been no accounting recognition associated with the lease. On August 3, 2022, we provided notice of termination of the lease for commercial office space in Victoria on the basis that the landlord's work was not completed by the time required under the lease.
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately 9 years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of June 30, 2022, the Company had a right-of-use asset of $5.0 million and lease liability of $8.3 million included in the condensed consolidated balance sheets. As of December 31, 2021, the Company had a right of use asset of $5.2 million and lease liability of $8.6 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta
The Company recognized the lease premises in Edmonton, Alberta as a short-term lease in which expenses are incurred in SG&A. The lease is not material to the Company's financial position.

Beginning January 1, 2021, the Company began to incur variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs included in SG&A and are expensed as incurred. The variable lease costs are not material to the Company's financial position.
The operating lease costs for the three and six months ended June 30, 2022 and June 30, 2021 are $0.3 million and $0.5 million for both periods respectively.
The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2022:

	As of June 30, 2022
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	9.1	5.22%
The following table provides a summary of operating lease liabilities payments for the next five years and thereafter:

(in thousands)	Operating Lease Payments
Remainder of 2022	$566
2023	1,061
2024	1,085
2025	1,110
2026	1,135
Thereafter	5,638
Total future minimum lease payments	10,595
Less: lease imputed interest	(2,211)
Total future minimum lease payments	$8,384
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
Following U.S. regulatory approval of LUPKYNIS in January 2021, the Company has commenced a capital expenditure payment program for the monoplant totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million (CHF 10.5 million) and was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment is not due until the facility fulfills the required operational qualifications which is estimated to be during the first half of 2023. Upon completion of the monoplant, the Company will have the right to maintain sole dedicated use of the monoplant by paying a quarterly fixed facility fee. The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $74.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.
The Company has entered into an equipment and facility finance lease for a backup manufacturing encapsulation site that has not yet commenced and is therefore, not included in the above table. As part of the agreement, the Company expects to make payments of approximately $885 thousand prior to lease commencement and the future value of minimum lease payments will total approximately $119 thousand.

10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	June 30, 2022	December 31, 2021
Employee accruals	$12,449	$18,278
Commercial accruals	8,880	5,916
Accrued R&D projects	5,731	6,412
Other accrued liabilities	4,499	3,527
Income taxes payable	821	814
Total accounts payable and accrued liabilities	$32,380	$34,947

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $16.3 million and $16.0 million as of June 30, 2022 and December 31, 2021, respectively. The balance as of June 30, 2022 and December 31, 2021 primarily included deferred compensation arrangements whereby certain executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. Other non-current liabilities also include milestone payments deemed probable to be paid in the future.
12.License and Collaboration Agreements
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka Pharmaceutical Co., Ltd. (Otsuka) for the development and commercialization of oral LUPKYNIS in the EU, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the "Otsuka Territories").

As part of the agreement, Aurinia received an upfront cash payment of $50.0 million for the license agreement and has the potential to receive up to $50.0 million in regulatory related milestones. Aurinia will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on achievement of sale thresholds) on net sales upon commercialization, along with additional milestone payments based on the attainment of certain annual sales by Otsuka. In addition, certain manufacturing services and product sales are provided to Otsuka on a cost-plus basis.

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

For three and six months ended June 30, 2022, the Company recorded $13 thousand and $117 thousand, respectively, of collaboration revenue related to manufacturing services provided under the Otsuka contract.

In furtherance of the collaboration and license agreement with Otsuka mentioned above, on August 1, 2022, the Company entered into a commercial supply agreement with Otsuka, formalizing the terms of its obligations to supply LUPKYNIS to Otsuka in the Otsuka Territories, on a cost-plus basis.

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
13.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss	$(35,515)	$(47,010)	$(73,145)	$(97,389)
Weighted average common shares outstanding	141,726	128,222	141,734	127,814
Net loss per common share (expressed in $ per share)	$(0.25)	$(0.37)	(0.52)	(0.76)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	Six months ended June 30,
(in thousands)	2022	2021
Stock options	14,355	14,339
Unvested performance awards	—	439
Unvested restricted units	2,008	—
Warrants	—	1,014
	16,363	15,792

14.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of then outstanding awards) and provides for grants of stock options, performance awards, restricted stock and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's 2021 ESPP, which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the “Code”) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
During the second quarter of 2022, the Company modified the 2021 ESPP for the current and future offerings. The new ESPP terms shortened the plan from four (4) purchases over a 24 month Offering Period to two (2) purchases over a 12 month offering period. Additionally, the ESPP now contains a rollover mechanism; that is, if the stock price on the purchase date is less than the offering price (as that is determined under the 2021 ESPP), that offering is then canceled and any participants are rolled into the new 12 month offering period at the lower price.

As a result of the modification, $475 thousand of incremental expense was added to the estimated expense for the November 2022 and May 2023 purchase dates (to be amortized over the new 12 month offering period). Additionally, the originally scheduled purchase date in November 2023 is no longer planned given the new 12 month offering period; therefore, the modification also resulted in a “repurchase for no consideration” under ASC 718. The Company recognized an additional $651 thousand of unamortized expense for the cancelled November 2023 purchase, which was recorded during the second quarter of 2022.

Inducements
The Company’s Compensation Committee granted 11 new employees inducement stock options to purchase an aggregate of 93,200 common shares, at a per share exercise price of $11.38, the closing price of Aurinia's common stock on June 3, 2022, and an aggregate of 54,300 inducement RSUs. The inducement RSUs have a grant date and vesting commencement date of June 6, 2022. The stock options and RSUs were granted as inducements material to the new employees entering employment with Aurinia in accordance with Nasdaq Listing Rule 5635(c)(4).
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
The following weighted average assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2022 and June 30, 2021:

	2022	2021
Annualized volatility	70%	66%
Risk-free interest rate	1.83%	0.35%
Expected life of options in years	5.0 years	4.0 years
Estimated forfeiture rate	11.7%	8.8%
Dividend rate	0.0%	0.0%
Fair value per common share option	$7.00	$6.59

The following table summarizes the option award activity during the six months ended June 30, 2022:

	June 30, 2022
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - Beginning of Period	12,074	$12.84
Granted	3,061	11.96
Exercised	(77)	6.75
Forfeited	(703)	15.73
Outstanding - End of Period	14,355	$12.54
Performance Awards and Restricted Stock Units
On October 23, 2020, the Company issued 439,000 PAs to executive management of the Company whose vesting was contingent upon meeting specific performance metrics based on the results for the year ended December 31, 2021. Each PA which vested entitled the participant to receive common shares on the basis of the performance metrics set. On March 18, 2021 performance metrics were set and formally communicated. Therefore, March 18, 2021 was the grant date and the fair value on the grant date was $13.56. As of June 30, 2022, approximately 88,000 PAs vested based on performance metrics achieved and 351,000 were canceled as of December 31, 2021 as performance metrics were not met.
On August 6, 2021, the Company granted approximately 619,000 PAs and RSUs. The grant date for the PAs and RSUs was August 6, 2021 and the fair value on the grant date was $14.42 as this was the date performance measures were set and communicated to employees. The PAs vest on the employee's first anniversary of the grant date and the employee must achieve at least one of the performance metrics to obtain the portion of the award associated with the metric. The RSUs have no performance metrics and will vest on the one year anniversary of the grant.
During the quarter, the Company has granted RSUs and intends to grant RSUs throughout the year under the Plan, as well as inducements for certain new hires. The RSUs are fair valued based on the market price of our common shares on the date of the grant.
The following table summarizes the PAs and RSU activity for the six months ended June 30, 2022:

	June 30, 2022
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - Beginning of Period	347	$13.33
Granted	1,863	12.01
Vested	(88)	13.56
Forfeited	(114)	13.99
Outstanding - End of Period	2,008	$12.03
Compensation Expense
The Company recognized share-based compensation expense for the three and six month periods ended June 30, 2022 and June 30, 2021 as follows:

	Three months ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,066	$1,089	$2,042	$2,163
Selling, general and administrative	8,883	6,548	14,855	13,189
Capitalized under inventories	106	116	181	222
Share-based compensation expense	$10,055	$7,753	$17,078	$15,574
As of June 30, 2022, there was $39.2 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.4 years.

15.Income Taxes

The effective tax rates for the three and six months ended June 30, 2022 and June 30, 2021 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances. The Company recognized an income tax expense of $9 thousand and $19 thousand for the three and six months ended June 30, 2022. respectively. The Company recognized an income tax expense of $18 thousand and $26 thousand for the three and six months ended June 30, 2021, respectively. The expense recognized for these periods is a result of income in certain jurisdictions. The Company currently has tax expense in certain jurisdictions that are not offset by tax benefits.

Uncertain Tax Positions

The Company was under examination by the Canadian Revenue Agency for years 2017 and 2018. In March 2022, the Company was notified by the Canadian Revenue Agency that the examination is now complete and there were no findings and as a result, there is no additional tax expense or benefit recognized in regards to the audit. There are no outstanding tax audits ongoing at June 30, 2022.
16.Related Party Transactions
ILJIN SNT Co., Ltd (ILJIN) was considered to be a related party due to their equity ownership of over 5% as per their public filing. The outstanding related party amount payable to ILJIN was the result of a settlement completed on September 20, 2013 between ILJIN and the Company. During 2021, Aurinia paid ILJIN $6.0 million upon achievement of specific milestones. The amount payable to ILJIN is nil as of June 30, 2022 and December 31, 2021.

17.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. The Company's material commitments and contingencies have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the quarterly report for the quarter ended June 30, 2022.
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
18.Subsequent Event
The Company’s Compensation Committee granted 10 new employees an aggregate of 123,100 inducement stock options and an aggregate of 73,700 inducement RSUs. The options have a per share exercise price of $8.18, the closing price of Aurinia's common stock on July 29, 2022. The inducement RSUs have a grant date and vesting commencement date of August 1, 2022. The stock options and RSUs were granted as inducements material to the new employees entering employment with Aurinia in accordance with Nasdaq Listing Rule 5635(c)(4).
On July 14, 2022, Aurinia announced the appointment of Volker Knappertz, MD, as Executive Vice President (EVP), Research and Development and Scott Habig has been named Chief Commercial Officer. Max Colao, former Chief Commercial Officer is leaving the Company immediately to tend to personal matters. In connection with the announced appointments, the Company's Compensation Committee granted an aggregate of 488,095 inducement stock options and an aggregate of 290,343 inducement RSUs.
In July 2022, Aurinia announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending voclosporin (brand name, LUPKYNIS) for marketing authorization to treat adults with active LN. Upon approval by the EMA, we would be eligible for up to an additional $30.0 million as an approval related milestone, in addition to low double-digit royalties on sales and revenues for the supply of product to Otsuka under a cost-plus arrangement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Exchange Act, which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our belief that we have sufficient financial resources to fund our current plans for at least the next few years; and our potential to receive certain payments and royalties under our agreement with Otsuka; and that an IND is expected to be submitted for AUR200 and AUR300 in 2023; the receipt of up to $30 million in milestone payments from Otsuka upon EMA approval. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next 12 months; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; assumptions relating to the capital required to fund operations for the next few years; assumptions relating to the progress of our pre-clinical activities that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2021 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 28, 2022 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by serious diseases with a high unmet medical need. In January 2021, we introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN and continue to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program as well as our other assets.
LUPKYNIS is an orally administered CNI immunosuppressant that has been demonstrated to improve near and long-term outcomes in LN when used in combination with mycophenolate mofetil (MMF) (although MMF is not currently approved as such) and steroids. By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can protect against proteinuria. Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation.
Aurinia announced during the fourth quarter of 2021 the initiation of ENLIGHT-LN, a U.S. based prospective, observational registry of adult patients with LN treated with LUPKYNIS. The registry is intended to support the interests of patients, clinicians, regulatory bodies, payers and industry by obtaining longitudinal data on LUPKYNIS. During the first quarter of 2022, we began actively enrolling patients.
In July 2022, Aurinia announced that the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA) adopted a positive opinion recommending voclosporin (brand name, LUPKYNIS) for marketing authorization to treat adults with active LN. Upon approval by the EMA, we would be eligible for up to an additional $30 million as an approval related milestone, in addition to low double-digit royalties on net sales and revenues for the supply of product to Otsuka under a cost-plus arrangement.
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
Results of Operations
Three and Six Months ended June 30, 2022 compared to Three and Six Months ended June 30, 2021
The following table sets forth our results of operations for the three and six months ended June 30, 2022 and June 30, 2021.

	Three months ended June 30,			Six Months Ended June 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Revenue
Product revenue, net	$28,148	$6,591	$21,557	$49,640	$7,475	$42,165
License and collaboration revenue	43	29	14	176	59	117
Total revenue, net	28,191	6,620	21,571	49,816	7,534	42,282
Operating expenses						—
Cost of sales	1,599	308	1,291	1,855	356	1,499
Selling, general and administrative	51,532	44,322	7,210	96,729	84,127	12,602
Research and development	11,525	10,091	1,434	24,145	19,924	4,221
Other (income) expense, net	(476)	(967)	491	958	804	154
Total cost of sales and operating expenses	64,180	53,754	10,426	123,687	105,211	18,476
Loss from operations	(35,989)	(47,134)	11,145	(73,871)	(97,677)	23,806
Interest income	483	142	341	745	314	431
Net loss before income taxes	(35,506)	(46,992)	11,486	(73,126)	(97,363)	24,237
Income tax expense	9	18	(9)	19	26	(7)
Net loss	$(35,515)	$(47,010)	$11,495	$(73,145)	$(97,389)	$24,244
Revenues
Total net revenue was $28.2 million and $6.6 million for the three months ended June 30, 2022 and June 30, 2021, respectively. Total revenue was $49.8 million and $7.5 million for the six months ended was June 30, 2022 and June 30, 2021, respectively. Our net revenues primarily consisted of product revenue, net of adjustments, for LUPKYNIS following FDA approval in late January 2021. Revenue growth is attributed to further progress in the launch of LUPKYNIS, driven predominantly by further penetration in the lupus nephritis market. No product sales commenced and no product marketing was permitted prior to January 22, 2021.
Cost of Sales
Cost of sales were $1.6 million and $308 thousand for the three months ended June 30, 2022 and June 30, 2021, respectively. Cost of sales were $1.9 million and $356 thousand for the six months ended June 30, 2022 and June 30, 2021, respectively. The increase for both periods was primarily due to an increase in product related revenue, coupled with safety stock inventory reserves. No product sales commenced prior to January 22, 2021.
Gross margin for the three months ended June 30, 2022 and June 30, 2021 was approximately 94% and 95% respectively. Gross margin for the six months ended June 30, 2022 and June 30, 2021 was approximately 96% and 95% respectively.
Selling, General and Administrative Expenses
SG&A expenses increased to $51.5 million for the three months ended June 30, 2022 compared to $44.3 million for the three months ended June 30, 2021. For the six months ended June 30, 2022 and June 30, 2021, SG&A expenses were $96.7 million and $84.1 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Salaries, incentive pay and employee benefits	$19,542	$19,548	$42,065	$38,742
Professional fees and services	15,669	12,709	26,567	21,426
Share-based compensation expense	8,883	6,548	14,855	13,189
Other corporate costs	4,370	3,529	7,998	7,334
Travel, trade shows and sponsorships	3,068	1,988	5,244	3,436
	$51,532	$44,322	$96,729	$84,127
The primary drivers for the increase for the three and six months ended June 30, 2022 as compared to the same periods ended June 30, 2021 were an increase in share-based compensation expense and professional fees related to corporate legal matters and increased investment in infrastructure to support the commercialization of LUPKYNIS. For the six months ended June 30, 2022, salaries also increased due to an increase in employee related expenses.
Research and Development Expenses
R&D expenses were $11.5 million and $10.1 million for the three months ended June 30, 2022 and June 30, 2021, respectively. For the six months ended June 30, 2022 and June 30, 2021, R&D expenses were $24.1 million and $19.9 million, respectively. R&D expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2022	2021	2022	2021
Contract research organizations (CRO) and developmental expenses	$5,658	$5,074	$12,385	$9,706
Clinical supply and distribution	1,534	1,138	3,096	2,370
Salaries, incentive pay and employee benefits	2,997	2,713	6,270	5,737
Share-based compensation expense	1,066	1,089	2,042	2,163
Other costs	270	77	352	(52)
	$11,525	$10,091	$24,145	$19,924

The primary driver for the increase for the three and six months ended June 30, 2022 as compared to the same periods ended June 30, 2021 were due to an increase in CRO and developmental expenses related to AUR200 and AUR300.

Liquidity and Capital Resources
As of June 30, 2022, we had cash, cash equivalents and restricted cash and investments of $391.7 million compared to cash, cash equivalents and restricted cash and investments of $466.1 million at December 31, 2021. The decrease in cash, cash equivalents and restricted cash and investments is primarily related to the continued investment in commercialization activities, advancement of our pipeline and a payment for the achievement of a one-time milestone, partially offset by an increase in cash receipts from sales of LUPKYNIS. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of June 30, 2022 and December 31, 2021, we had working capital of $418.6 million and $472.7 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards our AUR200 and AUR300 assets. Taking into consideration the cash and cash equivalents and investments as of June 30, 2022, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, our FDA related post approval commitments, manufacturing commercial drug supply, funding our supporting commercial infrastructure, conducting our planned R&D programs, investing in our pipeline and funding our supporting corporate and working capital for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the six months ended June 30, 2022 and June 30, 2021:

	Six Months Ended June 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(74,617)	$(91,520)
Investing activities	(7,396)	(65,577)
Financing activities	1,745	6,308
Net decrease in cash and cash equivalents	$(80,268)	$(150,789)

Net cash used in operating activities was $74.6 million for the six months ended June 30, 2022 compared to $91.5 million for the six months ended June 30, 2021. For the six months ended June 30, 2022, cash used in operating activities was primarily related to the continued investment in commercialization activities, payments made for our ongoing post approval obligations, advancement of our pipeline, inventory purchases and a payment for the achievement of a one-time milestone, partially offset by an increase in cash receipts from sales of LUPKYNIS. For the six months ended June 30, 2021 cash used in operating activities of $91.5 million was due to the continued support of commercialization efforts, inventory purchases and a one-time payment to a related party upon achievement of specific milestones. The decrease in net cash used in operating activities in 2022 compared to 2021 is primarily due to an increase in cash receipts from sales of LUPKYNIS.
Cash used in investing activities during the six months ended June 30, 2022 was $7.4 million compared to cash used in investing activities of $65.6 million during the six months ended June 30, 2021. The decrease was primarily related to purchases of investments offset by proceeds of maturities of investments and a nonrecurring upfront lease payment during the six months ended 2021.
Cash provided by financing activities during the six months ended June 30, 2022 was $1.7 million compared to cash provided by financing activities of $6.3 million during the six months ended June 30, 2021. The decrease was primarily due to less proceeds from the exercise of stock options.
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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of June 30, 2022 our investment portfolio includes cash, cash equivalents, restricted cash and investments of $391.7 million that earn interest at market rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of June 30, 2022, these instruments have a maturity of less than a year.

As of June 30, 2022 a hypothetical decrease of 10 basis points on our interest rates of our investments would result in $0.2 million less interest in our portfolio.

Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.

Foreign Currency Risk

We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc and Great British Pound, which could affect our operating and financial results. As of June 30, 2022, a 10% increase of the Canadian dollar would have increased the net loss by $0.1 million assuming all other variables remained constant. An assumed 10% weakening of the Canadian dollar would have had an equal but opposite effect to the amounts shown above, on the basis all other variables remain constant. There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of June 30, 2022.

Inflation Risk

Inflation has increased during the periods covered by this Quarterly Report, and is expected to continue to increase for the near future. Inflation may generally affect us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures.

Credit Risk

Our exposure to credit risk generally consists of cash and cash equivalents, investments and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer.

We are subject to credit risk in connection with our accounts receivable due from our two customers which accounted for 99% of our net trade accounts receivable balances as of June 30, 2022. We monitor economic conditions, the creditworthiness of our customers and government regulations and funding, both domestically and abroad. We regularly communicate with our customers regarding the status of receivable balances. During the quarter ended June 30, 2022, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Except as set out below, there are no material developments to report in respect of the litigation described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 or the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2022.
On June 16, 2022, the Company filed a reply to the petition for inter partes review filed by Sun Pharmaceuticals Inc. on February 24, 2022, with respect to U.S. Patent 10,286,036. On July 26, 2022, the United States Patent and Trademark Office's Patent Trial and Appeal Board instituted the inter partes review. A determination on patentability is expected on or prior to July 26, 2023.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above except as mentioned below. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
In response to the ongoing armed conflict in Ukraine, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine and certain entities. This conflict may also precipitate or amplify the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2021, Part I. Item A. Risk Factors including risks relating to cyber security, global economic conditions and supply chains which could adversely affect our business, operations and financial condition and results.
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

10.22+#	Employment Agreement between Aurinia Pharma U.S. Inc., and Volker Knappertz, M.D., dated July 11, 2022

10.23+#	Employment Agreement between Aurinia Pharma U.S. Inc., and Scott Habig dated June 27, 2022

10.46#	Supply Agreement by and between Aurinia Pharmaceuticals Inc. and Otsuka Pharmaceutical Co. Ltd. dated August 1, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*
Certification of Principal Financial Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	Furnished herewith. Exhibits 32.1 and 32.2 are being furnished and shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.
+	Indicates a management contract of compensatory plan.
#	Certain portions of this exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K because they are not material and are the type that Aurinia treats as private or confidential.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

August 3, 2022	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

August 3, 2022	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)