Form 10-Q
period 2022-09-30
Aurinia Pharmaceuticals Inc.
filed 2022-11-03
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(250) 744-2487
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of November 2, 2022, the registrant had 142,109,703 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three months and nine months ended September 30, 2022 and September 30, 2021	2
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three and nine months ended September 30, 2022 and September 30, 2021	3
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2022 and September 30, 2021	4
	Notes to Unaudited Condensed Consolidated Financial Statements (unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	23
PART II.	OTHER INFORMATION	25
Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	25
	Signatures	27

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$86,052	$231,900
Short-term investments	290,592	234,178
Accounts receivable, net	41,771	15,414
Inventories, net	25,320	19,326
Prepaid expenses	12,159	11,710
Other current assets	3,808	796
Total current assets	459,702	513,324

Non-current assets
Other non-current assets	13,049	11,838
Property and equipment, net	3,758	4,418
Acquired intellectual property and other intangible assets, net	6,839	8,404
Right-of-use assets, net	4,945	5,383
Total assets	488,293	543,367

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	40,123	34,947
Other current liabilities	724	4,640
Operating lease liabilities	918	1,059
Total current liabilities	41,765	40,646

Non-current liabilities
Deferred compensation and other non-current liabilities	15,833	15,950
Operating lease liabilities	7,270	7,680
Total liabilities	64,868	64,276
Commitments and contingencies (Note 17)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 142,110 and 141,600 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	1,184,020	1,177,051
Additional paid-in capital	79,188	59,014
Accumulated other comprehensive loss	(1,527)	(852)
Accumulated deficit	(838,256)	(756,122)
Total shareholders' equity	423,425	479,091
Total liabilities and shareholders’ equity	$488,293	$543,367
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)
Revenue
Product revenue, net	$25,502	$14,638	$75,142	$22,113
License and collaboration revenue	30,277	29	30,453	88
Total revenue, net	55,779	14,667	105,595	22,201
Operating expenses
Cost of sales	2,447	254	4,302	610
Selling, general and administrative	52,169	44,645	148,898	128,772
Research and development	10,973	20,066	35,118	39,990
Other (income) expense, net	(311)	55	647	859
Total cost of sales and operating expenses	65,278	65,020	188,965	170,231
Loss from operations	(9,499)	(50,353)	(83,370)	(148,030)
Interest income	1,464	106	2,209	420
Net loss before income taxes	(8,035)	(50,247)	(81,161)	(147,610)
Income tax expense	954	8	973	34
Net loss	(8,989)	(50,255)	(82,134)	(147,644)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of nil	326	(2)	(675)	11
Comprehensive loss	$(8,663)	$(50,257)	$(82,809)	$(147,633)
Basic and diluted loss per share	$(0.06)	$(0.39)	$(0.58)	$(1.15)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	141,856	128,443	141,831	128,084
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended September 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2022	141,892	$1,180,884	$74,004	$(1,853)	$(829,267)	$423,768
Shares issued on exercise of stock options and vesting of performance awards and restricted stock units	218	3,136	(3,136)	—	—	—
Share-based compensation	—	—	8,320	—	—	8,320
Unrealized gain on available-for-sale securities, net	—	—	—	326	—	326
Net loss	—	—	—	—	(8,989)	(8,989)
Balance at September 30, 2022	142,110	$1,184,020	$79,188	$(1,527)	$(838,256)	$423,425

	Common Shares
Three Months Ended September 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2021	128,396	954,572	51,022	(792)	(672,545)	332,257
Shares issued on exercise of stock options	1,172	12,579	(3,505)	—	—	9,074
Exercise of warrants	2	8	(2)	—	—	6
Shared-based compensation	—	—	7,092	—	—	7,092
Unrealized loss on available-for-sale securities, net	—	—	—	(2)	—	(2)
Net loss	—	—	—	—	(50,255)	(50,255)
Balance at September 30, 2021	129,570	$967,159	$54,607	$(794)	$(722,800)	$298,172

	Common Shares
Nine Months Ended September 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options and vesting of performance awards and restricted stock units	383	5,064	(4,542)	—	—	522
Issuance of common shares in conjunction with ESPP program	127	1,905	(682)	—	—	1,223
Share-based compensation	—	—	25,398	—	—	25,398
Unrealized loss on available-for-sale securities, net	—	—	—	(675)	—	(675)
Net loss	—	—	—	—	(82,134)	(82,134)
Balance at September 30, 2022	142,110	$1,184,020	$79,188	$(1,527)	$(838,256)	$423,425

	Common Shares
Nine Months Ended September 30, 2021	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2020	126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Shares issued on exercise of stock options	2,324	22,097	(6,745)	—	—	15,352
Exercise of warrants	521	734	(697)	—	—	37
Shared-based compensation	—	—	22,666	—	—	22,666
Unrealized gain on available-for-sale securities, net	—	—	—	11	—	11
Net loss	—	—	—	—	(147,644)	(147,644)
Balance at September 30, 2021	129,570	$967,159	$54,607	$(794)	$(722,800)	$298,172
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2022	2021
(in thousands)	(unaudited)
Cash flows used in operating activities:
Net loss	$(82,134)	$(147,644)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,487	2,030
Upfront license and milestone expense	—	10,000
Share-based compensation expense	25,398	22,666
Write-down of inventory	2,464	—
Other, net	587	1,005
Net changes in operating assets and liabilities
Accounts receivable	(26,356)	(9,815)
Inventories, net	(8,458)	(5,366)
Prepaid expenses and other current assets	(3,461)	(6,541)
Non-current assets	(830)	247
Accounts payable, accrued and other liabilities	875	1,149
Lease liabilities	(551)	499
Net cash used in operating activities	(89,979)	(131,770)
Cash flows used in investing activities:
Purchase of investments	(403,184)	(342,831)
Proceeds from investments	346,109	263,752
Upfront lease payment	(381)	(11,838)
Upfront license payment	—	(6,000)
Purchase of non-current assets	(158)	(268)
Additions to internal use-software implementation costs	—	(1,198)
Net cash used in investing activities	(57,614)	(98,383)
Cash flows from financing activities
Proceeds from exercise of stock options and employee share purchase plan	1,745	15,353
Proceeds from exercise of warrants	—	37
Cash provided by financing activities	1,745	15,390
Net decrease in cash, cash equivalents and restricted cash	(145,848)	(214,763)
Cash, cash equivalents and restricted cash, beginning of period	231,900	272,350
Cash, cash equivalents and restricted cash, end of period	$86,052	$57,587

Supplemental cash flow information
Cash received for interest	$1,705	$671
Cash paid for taxes	$(779)	$(236)
Cash paid for amounts included in the measurement of lease liabilities	$(897)	$(195)
Supplemental disclosure of noncash transactions
Initial recognition of operating lease right-of-use asset	$—	$419

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$85,341	$57,587
Restricted cash	711	—
Total cash, cash equivalents and restricted cash	$86,052	$57,587
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia or the Company) is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by serious diseases with a high unmet medical need. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first U.S. Food and Drug Administration (FDA) approved oral therapy for the treatment of adult patients with active lupus nephritis (LN) and continues to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program as well as our other assets.
On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 and AUR300 are currently undergoing pre-clinical development with projected submission of Investigational New Drug Applications (INDs) to the FDA in 2023.
On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS to Otsuka Pharmaceutical Co., Ltd. (Otsuka). The centralized marketing authorization is valid in all European (EU) member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of December 31, 2021 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2021. The results of operations for the nine months ended September 30, 2022 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation and operate in one segment.
These unaudited condensed consolidated financial statements are presented in U.S. dollars which is the Company's functional currency, therefore, there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statements of operations. All assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Revenues and expenses are remeasured at the average exchange rate during the period. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the condensed consolidated statements of operations.

The Company is devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. The Company is also expending efforts towards our newly acquired assets AUR200 and AUR300. Taking into consideration the Company's cash, cash equivalents, restricted cash and investments of $376.6 million as of September 30, 2022, the Company believes that it has sufficient resources to fund its operations for at least the next few years beyond the date that the unaudited condensed consolidated financial statements are issued.
Significant Accounting Policies
Other than as described below, the Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021.
Restricted cash: Restricted cash consists of the 2021 Employee Share Purchase Plan (2021 ESPP) deposits of $0.7 million and $0.3 million as of September 30, 2022 and December 31, 2021, respectively.
Major Customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partner for sales of LUPKYNIS in the EU, Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the "Otsuka Territories"). Revenues from the two main customers in the U.S. accounted in total of approximately 48% for the three months ended September 30, 2022 and 74% for the nine months ended September 30, 2022 of the Company's total revenues. Our collaboration partner for sales outside the U.S. accounted for approximately 52% and 26% for the three and nine months ended September 30, 2022 of the Company's total revenues.
In late March 2022, we provided a nominal additional discount to both of our two main U.S. customers, applicable for the remainder of the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand due to supply chain concerns. Such discounts, or any future discounts, may result in reduced sales to these customers in subsequent periods and substantial fluctuations in our revenues from period to period. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjust these estimates, which could have an effect on earnings in the period of adjustment. As of September 30, 2022, we did not have any material adjustments to estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2021.
Milestone Payments: At the inception of each arrangement that includes development or commercial sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. Any consideration related to sales-based royalties (and sales-based milestones) will be recognized when the related sales occur. As of September 30, 2022, we recognized $30.0 million for the regulatory milestone related to the EC marketing authorization of LUPKYNIS.
Accounts receivable, net: Accounts receivable are stated at their net realizable value. The Company's accounts receivable represents amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 12). Milestone payments that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of September 30, 2022 and December 31, 2021, accounts receivable, net are $41.8 million and $15.4 million. The accounts receivable, net as of September 30, 2022 includes $28.8 million due from Otsuka related to the achievement of a regulatory milestone in September 2022, for which payment was received on October 31, 2022. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. We do not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. We estimate the allowance for doubtful accounts using the current expected credit loss, or CECL, model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. We evaluate the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The allowance for doubtful accounts was $nil as of September 30, 2022 and as of December 31, 2021.
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
The following table summarizes the financial assets (cash, cash equivalents, restricted cash and short-term investments) measured at fair value on a recurring basis:

	September 30, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$86,052	$—	$—	$86,052
U.S. agency security	—	4,904	—	4,904
Corporate bond	—	98,068	—	98,068
Commercial paper	112,633	—	—	112,633
Treasury bill	—	26,704	—	26,704
Treasury bond	—	44,553	—	44,553
Yankee bond	—	3,730	—	3,730
Total financial assets	$198,685	$177,959	$—	$376,644

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$231,900	$—	$—	$231,900
Certificates of deposit	—	3,140	—	3,140
Corporate bond	—	21,820	—	21,820
Commercial paper	206,724	—	—	206,724
Treasury bill	—	2,494	—	2,494
Total financial assets	$438,624	$27,454	$—	$466,078
The Company's Level 1 instruments include cash, cash equivalents, restricted cash and commercial paper that are valued using quoted market prices. We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our short-term investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At September 30, 2022, and December 31, 2021, the weighted average remaining contractual maturities of our Level 1 and 2 investments were approximately for 7 months and 8 months, respectively. These investments have an overall rating of A-1, or higher, by Moody’s, Standard & Poor’s and Fitch.
No credit loss allowance was recorded as of September 30, 2022, as we do not believe the unrealized loss is a result of a credit loss due to the nature of our investments. We also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.
Refer to Note 4, “Cash, Cash Equivalents, Restricted Cash and Short-Term Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.

4.    Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
As of September 30, 2022 and December 31, 2021, the Company had $376.6 million and $466.1 million, respectively of cash, cash equivalents, restricted cash and short-term investments summarized below. As of September 30, 2022, $376.6 million were available-for-sale debt securities which are carried at fair market value. As of December 31, 2021, $446.9 million were classified as available-for-sale and $19.2 million were held-to-maturity.

	September 30, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$86,052	$—	$—	$86,052
U.S. agency security	4,900	4	—	4,904
Corporate bond	98,448	—	(380)	98,068
Commercial paper	112,833	—	(200)	112,633
Treasury bill	26,721	—	(17)	26,704
Treasury bond	44,670	—	(117)	44,553
Yankee bond	3,742	—	(12)	3,730
Total cash, cash equivalents, restricted cash and short-term investments	$377,366	$4	$(726)	$376,644

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$231,900	$—	$—	$231,900
Certificates of deposit	3,144	—	(4)	3,140
Corporate bond	2,592	—	(1)	2,591
Commercial paper	206,764	—	(40)	206,724
Treasury bill	2,497	—	(2)	2,495
Total	$446,897	$—	$(47)	$446,850
Total held to maturity securities at amortized cost				19,228
Total cash, cash equivalents, restricted cash and short-term investments				$466,078

As of September 30, 2022 and December 31, 2021, accrued interest receivable from the investments were $0.7 million and $0.1 million, respectively. During the three and nine months ended September 30, 2022, the Company had $0.3 million and $0.7 million unrealized gains and losses on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. We have determined that the gross unrealized losses on our investments at September 30, 2022, were temporary in nature. Realized gains or losses were immaterial during the three and nine months ended September 30, 2022 and 2021.

The Company's short-term investments as of September 30, 2022 mature at various dates through June 2023.

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

The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. As of September 30, 2022, we have recorded reserves of finished goods inventories of approximately $2.7 million which were primarily related to process validation batches used for FDA approval.

The components of inventory, net are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Raw materials	$2,217	$2,217
Work in process	20,150	12,566
Finished goods	2,953	4,543
Total inventories	$25,320	$19,326

6.Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Prepaid assets	$5,725	$5,316
Prepaid deposits	3,582	4,762
Prepaid insurance	2,852	1,632
Total prepaid expenses	$12,159	$11,710

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	September 30, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,473	$(1,249)	$224
Acquired intellectual property and reacquired rights	15,126	(9,580)	5,546
Internal-use software implementation costs	2,873	(1,804)	1,069
	$19,472	$(12,633)	$6,839

	December 31, 2021
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,471	$(1,176)	$295
Acquired intellectual property and reacquired rights	15,126	(8,804)	6,322
Internal-use software implementation costs	2,873	(1,086)	1,787
	$19,470	$(11,066)	$8,404
Amortization expense for the three months ended September 30, 2022 and 2021 was $0.5 million for both periods and for the nine months ended September 30, 2022 and 2021 was $1.6 million for both periods.

8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Construction in progress	$217	$393
Leasehold improvements	2,978	2,978
Office equipment	645	645
Furniture	976	976
Computer equipment	251	262
	5,067	5,254
Less accumulated depreciation	(1,309)	(836)
Property and equipment, net	$3,758	$4,418
9.    Lease Obligations
The Company has the following lease obligations:
Victoria, British Columbia
During August 2020, the Company signed a lease for commercial office space in Victoria, British Columbia for a new corporate headquarters that was expected to commence in April 2022.

During the fourth quarter of 2020, the Company entered into 18-month facility and furniture leases for its existing corporate head office located in Victoria, British Columbia. The lease terms commenced on January 1, 2021 with an end date of August 31, 2022.

On August 3, 2022, we provided notice of termination for the lease of the intended new corporate headquarters space in Victoria on the basis that the landlord's work was not completed by the time required under the lease. As a result of the termination, the company expensed $0.3 million of CIP cost that was related to the new corporate headquarters.

On September 1, 2022, the fixed lease term ended for Aurinia's existing corporate headquarters and the Company exercised its right to enter into a month to month lease, of which expenses are incurred in SG&A.
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately 9 years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of September 30, 2022, the Company had a right-of-use asset of $4.9 million and lease liability of $8.2 million included in the condensed consolidated balance sheets. As of December 31, 2021, the Company had a right of use asset of $5.2 million and lease liability of $8.6 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta
As of September 30, 2022, the Company has a short term lease in Edmonton, Alberta in which expenses are recognized in SG&A. The lease is not material to the Company's financial position.

The Company incurs variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs included in SG&A and are expensed as incurred. The variable lease costs are not material to the Company's financial position.
The operating lease costs for the three and nine months ended September 30, 2022 and September 30, 2021 are $0.2 million and $0.8 million for both periods respectively.
The following table represents the weighted-average remaining lease term and discount rate as of September 30, 2022:

	As of September 30, 2022
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	8.9	5.22%
The following table provides a summary of operating lease liabilities payments for the next five years and thereafter:

(in thousands)	Operating Lease Payments
Remainder of 2022	$263
2023	1,061
2024	1,085
2025	1,110
2026	1,135
Thereafter	5,638
Total future minimum lease payments	10,292
Less: lease imputed interest	(2,104)
Total future minimum lease payments	$8,188
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
Following U.S. regulatory approval of LUPKYNIS in January 2021, the Company has commenced a capital expenditure payment program for the monoplant totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million (CHF 10.5 million) and was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment is not due until the facility fulfills the required operational qualifications which is estimated to be during the first half of 2023. Upon completion of the monoplant, the Company will have the right to maintain sole dedicated use of the monoplant by paying a quarterly fixed facility fee. The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $73.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.
The Company has entered into an equipment and facility finance lease for a backup manufacturing encapsulation site in Beinheim, France that has not yet commenced and is therefore, not included in the above table. As part of the agreement, the Company expects to make payments of approximately $0.9 million prior to lease commencement and the future value of minimum lease payments will total approximately $0.1 million.

10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	September 30, 2022	December 31, 2021
Employee accruals	$16,511	$18,278
Commercial accruals	9,140	5,916
Accrued R&D projects	8,995	6,412
Other accrued liabilities	5,411	3,527
Income taxes payable	66	814
Total accounts payable and accrued liabilities	$40,123	$34,947

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $15.8 million and $16.0 million as of September 30, 2022 and December 31, 2021, respectively. The balance as of September 30, 2022 and December 31, 2021 primarily included deferred compensation arrangements whereby certain executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. Other non-current liabilities also include milestone payments deemed probable to be paid in the future.
12.License and Collaboration Agreements
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka for the development and commercialization of oral LUPKYNIS in the Otsuka Territories.

As part of the agreement, the Company received an upfront cash payment of $50.0 million for the license agreement and has the potential to receive up to $50.0 million in regulatory related milestones. The Company will provide semi-finished product of LUPKYNIS to Otsuka on a cost-plus basis, and will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on territory and achievement of sale thresholds) on net product sales by Otsuka, along with additional milestone payments based on the attainment of certain annual sales. In addition, certain collaboration services are to be provided to Otsuka on agreed upon rates.

In furtherance of the collaboration and license agreement with Otsuka mentioned above, on August 1, 2022, the Company entered into a commercial supply agreement with Otsuka, formalizing the terms to supply semi-finished goods of LUPKYNIS to Otsuka in the Otsuka Territories, including capacity sharing of the monoplant.

On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone to the Company, which was recognized as collaboration revenue in the three and nine months period ended September 30, 2022 and was subsequently received on October 31, 2022.

For the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $0.4 million, respectively, of collaboration service revenue from Otsuka.

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

13.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2022	2021	2022	2021
Net loss	$(8,989)	$(50,255)	$(82,134)	$(147,644)
Weighted average common shares outstanding	141,856	128,443	141,831	128,084
Net loss per common share (expressed in $ per share)	$(0.06)	$(0.39)	(0.58)	(1.15)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	Nine months ended September 30,
(in thousands)	2022	2021
Stock options	14,299	12,837
Unvested performance awards	—	857
Unvested restricted units	2,098	201
Warrants	—	1,012
	16,397	14,907

14.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of then outstanding awards) and provides for grants of stock options, performance awards, and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's 2021 ESPP, which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the Code) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
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
In addition to stock options, performance awards and RSUs granted under the Plan, the Company has granted certain stock options and RSUs as inducements material to new employees entering employment in accordance with Nasdaq Listing Rule 5635(c)(4). The inducements were granted outside of the Plan during 2022.
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
The following weighted average assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2022 and September 30, 2021:

	2022	2021
Annualized volatility	70%	66%
Risk-free interest rate	2.01%	0.38%
Expected life of options in years	5.0 years	4.0 years
Estimated forfeiture rate	12.1%	8.9%
Dividend rate	0.0%	0.0%
Fair value per common share option	$6.60	$6.64

The following table summarizes the option award activity for the nine months ended September 30, 2022:

	September 30, 2022
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2021	12,074	$12.84
Granted	3,809	11.25
Exercised	(77)	6.47
Forfeited	(1,507)	14.63
Outstanding - September 30, 2022	14,299	$12.26
Performance Awards and Restricted Stock Units
On October 23, 2020, the Company issued 439,000 PAs to executive management of the Company whose vesting was contingent upon meeting specific performance metrics based on the results for the year ended December 31, 2021. Each PA which vested entitled the participant to receive common shares on the basis of the performance metrics set. On March 18, 2021 performance metrics were set and formally communicated. Therefore, March 18, 2021 was the grant date and the fair value on the grant date was $13.56. The PAs vested in 2022 and the participant was required to achieve at least one of the performance metrics to obtain the portion of the award associated with the metric.
On August 6, 2021, the Company granted approximately 619,000 PAs and RSUs. The grant date for the PAs and RSUs was August 6, 2021 and the fair value on the grant date was $14.42 as this was the date performance measures were set and communicated to employees. The PAs vested on the employee's first anniversary of the grant date and the employee was required to achieve at least one of the performance metrics to obtain the portion of the award associated with the metric. The RSUs had no performance metrics and vested on the one year anniversary of the grant.
During the 2022, the Company has granted RSUs and intends to grant RSUs throughout the year under the Plan, as well as inducements for certain new hires as discussed above. The RSUs are fair valued based on the market price of our common shares on the date of the grant.

The following table summarizes the PA and RSU activity for the nine months ended September 30, 2022:

	September 30, 2022
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2021	347	$13.33
Granted	2,311	11.26
Vested	(305)	14.17
Forfeited	(255)	12.39
Outstanding - September 30, 2022	2,098	$11.04
Compensation Expense
The Company recognized share-based compensation expense for the three and nine month periods ended September 30, 2022 and September 30, 2021 as follows:

	Three months ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Research and development	$1,489	$1,038	$3,531	$3,201
Selling, general and administrative	6,625	6,000	21,480	19,189
Capitalized under inventories	206	54	387	276
Share-based compensation expense	$8,320	$7,092	$25,398	$22,666
As of September 30, 2022, there was $33.6 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.4 years.

15.Income Taxes

The effective tax rates for the three and nine months ended September 30, 2022 and September 30, 2021 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances. The Company recognized an income tax expense of approximately $1.0 million for the three and nine months ended September 30, 2022. The Company recognized an income tax expense of approximately $8 thousand and $34 thousand for the three and nine months ended September 30, 2021, respectively. The expense recognized for these periods is a result of income in certain jurisdictions and withholding taxes on foreign income. The Company currently has tax expense in certain jurisdictions that are not offset by tax benefits. The increase from prior periods was due to withholding taxes.

Uncertain Tax Positions

The Company was under examination by the Canadian Revenue Agency for years 2017 and 2018. In March 2022, the Company was notified by the Canadian Revenue Agency that the examination is now complete and there were no findings and as a result, there is no additional tax expense or benefit recognized in regards to the audit. There are no outstanding tax audits ongoing at September 30, 2022.
16.Related Party Transactions
ILJIN SNT Co., Ltd (ILJIN) was considered to be a related party due to their equity ownership of over 5% as per their public filing. The outstanding related party amount payable to ILJIN was the result of a settlement completed on September 20, 2013 between ILJIN and the Company. During 2021, Aurinia paid ILJIN $6.0 million upon achievement of specific milestones. The amount payable to ILJIN is nil as of September 30, 2022 and December 31, 2021.
17.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. The Company's material commitments and contingencies have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2021 and the quarterly report for the quarter ended September 30, 2022.
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
18.Subsequent Events
The Company’s Compensation Committee granted 4 new employees an aggregate of 20,800 inducement stock options and an aggregate of 12,500 inducement RSUs. The options have a per share exercise price of $7.52, the closing price of Aurinia's common stock on September 30, 2022. The stock options and RSUs have a grant date of October 3, 2022. The stock options and RSUs were granted as inducements material to the new employees entering employment with Aurinia in accordance with Nasdaq Listing Rule 5635(c)(4).
On October 17, 2022, Aurinia mutually agreed with Robert Huizinga, PhD RN, CNeph(C), Executive Vice President, Research and Neil Solomons, M.D., Chief Medical Officer, to cease their employment with Aurinia, each effective October 31, 2022.

Aurnia has entered into separation agreements with Dr. Huizinga and Dr. Solomons which will supersede and replace all the severance arrangements between Aurinia and Dr. Huizinga and Dr. Solomons, set forth in their respective employment agreements with Aurinia, dated October 1, 2018 and September 12, 2012, respectively (together, as amended, the Employment Agreements). The terms of the separation agreements are expected to be consistent with the terms of the Employment Agreements, respectively.

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
Overview
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by serious diseases with a high unmet medical need. In January 2021, we introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN. We continue to conduct pre-clinical, clinical, and regulatory activities to support the LUPKYNIS development program as well as our other assets. We engaged with Otsuka as a collaboration partner for development and commercialization of LUPKYNIS in the Otsuka Territories.
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
On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 and AUR300 are currently undergoing pre-clinical development with projected submission of Investigational New Drug Applications (INDs) to the FDA in 2023.
On September 15, 2022, the EC granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone payment to the Company, which was recognized as collaboration revenue in the three and nine months period ended September 30, 2022. We continue to progress with regulatory approval with Otsuka on the other Otsuka Territories.
Critical Accounting Policies and Significant Judgments and Estimates
Except as described below, there have been no material changes to the Company’s critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjust these estimates, which could have an effect on earnings in the period of adjustment. As of September 30, 2022, we did not have any material adjustments to estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2021.
Milestone Payments: At the inception of each arrangement that includes development or commercial sales milestone payments, the Company evaluates whether the milestones are considered probable of being reached and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the associated milestone value is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achievement of such development milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and other revenues and earnings in the period of adjustment. Any consideration related to sales-based royalties (and sales-based milestones) will be recognized when the related sales occur. As of September 30, 2022, we recognized $30.0 million for the regulatory milestone related to the EC marketing authorization of LUPKYNIS.

Results of Operations
Three and Nine Months ended September 30, 2022 compared to Three and Nine Months ended September 30, 2021
The following table sets forth our results of operations for the three and nine months ended September 30, 2022 and September 30, 2021.

	Three months ended September 30,			Nine Months Ended September 30,
	2022	2021	Change	2022	2021	Change
	(in thousands)			(in thousands)
Revenue
Product revenue, net	$25,502	$14,638	$10,864	$75,142	$22,113	$53,029
License and collaboration revenue	30,277	29	30,248	30,453	88	30,365
Total revenue, net	55,779	14,667	41,112	105,595	22,201	83,394
Operating expenses
Cost of sales	2,447	254	2,193	4,302	610	3,692
Selling, general and administrative	52,169	44,645	7,524	148,898	128,772	20,126
Research and development	10,973	20,066	(9,093)	35,118	39,990	(4,872)
Other (income) expense, net	(311)	55	(366)	647	859	(212)
Total cost of sales and operating expenses	65,278	65,020	258	188,965	170,231	18,734
Loss from operations	(9,499)	(50,353)	40,854	(83,370)	(148,030)	64,660
Interest income	1,464	106	1,358	2,209	420	1,789
Net loss before income taxes	(8,035)	(50,247)	42,212	(81,161)	(147,610)	66,449
Income tax expense	954	8	946	973	34	939
Net loss	$(8,989)	$(50,255)	$41,266	$(82,134)	$(147,644)	$65,510
Revenues
Total net revenue was $55.8 million and $14.7 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Total revenue was $105.6 million and $22.2 million for the nine months ended September 30, 2022 and September 30, 2021, respectively.
The increase in both periods is primarily due to the recognition of a $30.0 million regulatory milestone from Otsuka following the EC marketing authorization of LUPKYNIS in September 2022, coupled with an increase in product sales to our two main customers for LUPKYNIS driven predominantly by further penetration in the lupus nephritis market.
Cost of Sales
Cost of sales were $2.4 million and $0.3 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Cost of sales were $4.3 million and $0.6 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase for both periods was primarily due to an increase in product related revenue, coupled with an increase in our safety stock inventory reserves.
Gross margin for the three months ended September 30, 2022 and September 30, 2021 was approximately 96% and 98% respectively. Gross margin for the nine months ended September 30, 2022 and September 30, 2021 was approximately 96% and 97% respectively.

Selling, General and Administrative Expenses
SG&A expenses increased to $52.2 million for the three months ended September 30, 2022 compared to $44.6 million for the three months ended September 30, 2021. For the nine months ended September 30, 2022 and September 30, 2021, SG&A expenses were $148.9 million and $128.8 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Salaries, incentive pay and employee benefits	$20,422	$19,981	$62,487	$58,723
Professional fees and services	17,920	13,110	44,487	34,536
Share-based compensation expense	6,625	6,000	21,480	19,189
Other corporate costs	4,093	3,821	12,091	11,155
Travel, trade shows and sponsorships	3,109	1,733	8,353	5,169
	$52,169	$44,645	$148,898	$128,772
The primary drivers for the increase in SG&A expense for the three and nine months ended September 30, 2022 as compared to the same periods ended September 30, 2021 were an increase in professional fees and services related to corporate legal matters, and travel and sponsorships to support the commercialization of LUPKYNIS. For the nine months ended September 30, 2022, salaries, incentive pay and employee benefits also increased due to employee related expenses such as increased headcount, promotions and inflation.
Research and Development Expenses
R&D expenses were $11.0 million and $20.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. For the nine months ended September 30, 2022 and September 30, 2021, R&D expenses were $35.1 million and $40.0 million, respectively. R&D expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2022	2021	2022	2021
Contract research organizations (CRO) and developmental expenses	$3,075	$15,873	$15,460	$25,579
Clinical supply and distribution	3,077	872	6,173	3,242
Salaries, incentive pay and employee benefits	3,159	2,070	9,429	7,807
Share-based compensation expense	1,489	1,038	3,531	3,201
Other costs	173	213	525	161
	$10,973	$20,066	$35,118	$39,990

The primary driver for the decrease for the three and nine months ended September 30, 2022 as compared to the same periods ended September 30, 2021 were due to the upfront license and accrued milestone expense for AUR300 from the periods ended September 30, 2021 offset year to date by additional developmental expenses related to AUR200 and AUR300 for the periods ended September 30, 2022. In accordance with U.S. GAAP, AUR300 was recorded as an asset acquisition during the period ended September 30, 2021.

Interest Income

Interest income was $1.5 million and $0.1 million for the three months ended September 30, 2022 and September 30, 2021, respectively. Interest income was $2.2 million and $0.4 million for the nine months ended September 30, 2022 and September 30, 2021, respectively. The increase in both periods is due to higher yields on our investments as a result of increasing interest rates.

Liquidity and Capital Resources
As of September 30, 2022, we had cash, cash equivalents and restricted cash and investments of $376.6 million compared to cash, cash equivalents and restricted cash and investments of $466.1 million at December 31, 2021. The decrease in cash, cash equivalents and restricted cash and investments is primarily related to the continued investment in commercialization activities, advancement of our pipeline and a payment for the achievement of a one-time milestone, partially offset by an increase in cash receipts from sales of LUPKYNIS. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of September 30, 2022 and December 31, 2021, we had working capital of $417.9 million and $472.7 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards the development of our AUR200 and AUR300 assets. Taking into consideration the cash and cash equivalents and investments as of September 30, 2022, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2022 and September 30, 2021:

	Nine Months Ended September 30,
(in thousands)	2022	2021
Net cash (used in) provided by:
Operating activities	$(89,979)	$(131,770)
Investing activities	(57,614)	(98,383)
Financing activities	1,745	15,390
Net decrease in cash and cash equivalents	$(145,848)	$(214,763)

Net cash used in operating activities was $90.0 million for the nine months ended September 30, 2022 compared to $131.8 million for the nine months ended September 30, 2021. Net cash used in both periods was primarily related to the continued investment in commercialization activities, payments made for our ongoing post approval obligations, advancement of our pipeline, and inventory purchases partially offset by cash receipts from sales of LUPKYNIS. The decrease in net cash is primarily due to an increase in cash receipts from sales of LUPKYNIS.
Cash used in investing activities during the nine months ended September 30, 2022 was $57.6 million compared to cash used in investing activities of $98.4 million during the nine months ended September 30, 2021. The decrease was primarily related to the timing of purchases of investments offset by proceeds of maturities of investments and a nonrecurring upfront lease and license payment made during the nine months ended 2021.
Cash provided by financing activities during the nine months ended September 30, 2022 was $1.7 million compared to cash provided by financing activities of $15.4 million during the nine months ended September 30, 2021. The decrease was primarily due to less proceeds from the exercise of stock options.
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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of September 30, 2022, our investment portfolio includes cash, cash equivalents, restricted cash and investments of $376.6 million that earn interest at market rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of September 30, 2022, these instruments have a maturity of less than a year.

As of September 30, 2022, a hypothetical decrease of 100 basis points on the interest rates of our investments would result in $2.9 million less interest in our portfolio.

Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.

Foreign Currency Risk

We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc and Great British Pound, which could affect our operating and financial results. The majority of our cash is held in U.S. dollars and a Canadian denominated bank account. As of September 30, 2022, a 10% increase of the Canadian dollar would have increased the net loss by $0.1 million assuming all other variables remained constant. An assumed 10% weakening of the Canadian dollar would have had an equal but opposite effect to the amounts shown above, on the basis all other variables remain constant. There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of September 30, 2022.

Inflation Risk

Inflation has increased during the periods covered by this Quarterly Report and is expected to continue to increase for the near future. Inflation generally affects us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. In addition, due to the increasing interest rates and market volatility, our investment portfolio may have higher yields with short-term maturities of nine months or less which could in turn increase the risk of realized losses on our investments if we were to sell before maturity.

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

We are subject to credit risk in connection with our accounts receivable due from our two customers and our collaboration partner which accounted for 99% of our net trade accounts receivable balances as of September 30, 2022. We monitor economic conditions, the creditworthiness of our customers and government regulations and funding, both domestically and abroad. We regularly communicate with our customers regarding the status of receivable balances. During the quarter ended September 30, 2022, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers.
Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2022, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

10.22+#	Employment Agreement between Aurinia Pharma U.S. Inc., and Volker Knappertz, M.D., dated July 11, 2022

10.23+#	Employment Agreement between Aurinia Pharma U.S. Inc., and Scott Habig dated June 27, 2022

10.24+#*	Separation Agreement between Aurinia Pharma U.S. Inc. and Max Colao dated August 12, 2022

10.25+#*	Separation Agreement between Aurinia Pharmaceuticals Inc. and Neil Solomons dated October 20, 2022

10.26+#*	Separation Agreement between Aurinia Pharmaceuticals Inc. and Rob Huizinga dated October 20, 2022

10.46#	Supply Agreement by and between Aurinia Pharmaceuticals Inc. and Otsuka Pharmaceutical Co. Ltd. dated August 1, 2022

31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

AURINIA PHARMACEUTICALS INC.

November 2, 2022	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

November 2, 2022	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)