Form 10-K
period 2022-12-31
Aurinia Pharmaceuticals Inc.
filed 2023-02-28
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
Form 10-K
___________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common shares held by non-affiliates of the registrant totaled approximately $1.42 billion based on the closing price for the registrant’s common shares as reported by the Nasdaq Global Market on June 30, 2022 (the last business day of the registrant’s second fiscal quarter). Such value excludes common shares held by executive officers and directors, but does not exclude shares held by organizations whose ownership exceeds 5% of the registrant's outstanding common shares that have represented that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
As of February 27, 2023, there were 142,576,689 of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2022 are incorporated by reference into Part III of this Annual Report on Form 10-K.	III

PART I
INTRODUCTION
Unless the context otherwise requires, references in this Annual Report on Form 10-K for the year ended December 31, 2022, or this Annual Report, to “we”, “us”, “our” or similar terms, as well as references to “Aurinia”, refer to Aurinia Pharmaceuticals Inc., together with our subsidiaries.
We maintain our books and records in U.S. dollars, and prepare our financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) as issued by the Financial Accounting Standards Board (FASB).
The terms “dollar,” “U.S. dollar” or “$” refer to United States dollars, the lawful currency of the United States, the term “CA$,” refers to Canadian dollars, the lawful currency of the Canada and "CHF", refers to Swiss Francs, the lawful currency of Switzerland. All references to “shares” or "common shares" in this Annual Report refer to common shares of Aurinia Pharmaceuticals Inc., with no par value per share.
We have made rounding adjustments to some of the figures included in this Annual Report. Accordingly, numerical figures shown as totals in some tables may not be an arithmetic aggregation of the figures that preceded them.
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act) and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act) which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth below under Part I, Item 1A. “Risk Factors” in this Annual Report. We strongly encourage all readers to read Part I, Item 1A. "Risk Factors" in full.
A statement is forward-looking when it uses what we know and expect today to make a statement about the future. Forward-looking statements may include words such as “anticipate”, “believe”, “intend”, “expect”, “goal”, “may”, “outlook”, “plan”, “seek”, “project”, “should”, “strive”, “target”, “could”, “continue”, “potential”, “estimated”, "would", and "will" or the negative of such terms or comparable terminology. You should not place undue reliance on the forward-looking statements, particularly those concerning anticipated events relating to the development, clinical trials, regulatory approval, and marketing of LUPKYNIS® (voclosporin) or any other aspect of our business and the timing or magnitude of those events, as they are inherently risky and uncertain.
These forward-looking statements include, but are not limited to, statements concerning the following:
◦our belief in the duration of patent exclusivity for voclosporin and that the patents owned by us are valid;
◦our belief in receiving extensions to patent life based on certain events or classifications;
◦our expectation that patent protection for the composition of matter of voclosporin will be extended in the United States and certain other major markets, including Europe and Japan, until at least October 2027;
◦our plans and expectations and the timing of commencement, enrollment, completion and release of results of clinical trials;
◦our belief that voclosporin possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation;
◦our strategy to optimize the clinical and commercial value of voclosporin and become a commercial biopharmaceutical company with a global product portfolio focused on autoimmune, kidney and other rare diseases with a high unmet medical need;
◦our estimates as to the market potential for LUPKYNIS, including estimates as to the number of patients with systemic lupus erythematosus (SLE) that are diagnosed with LN;
◦our estimate, based on our patient-specific estimated glomerular filtration rate (eGFR) dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, that we expect our average annualized net revenue per patient to be approximately $65,000;
◦our belief that our net product revenue will continue to increase as we continue to execute on our post approval commercialization strategy for LUPKYNIS;
◦our expectation that we will continue to incur significant expenses in Selling, General and Administrative (SG&A) as we commercialize LUPKYNIS;
◦our belief that we have enough inventory on hand and manufacturing capacity to meet forecasted demand;

◦our intention on how to use the net proceeds from our financings;
◦our belief that we have sufficient cash resources to adequately fund our current business plans for at least the next few years, and our expectations in terms of go forward costs (including short and long term cash requirements) and revenues;
◦our belief that additional patents may be granted in other major global pharmaceutical markets based on our filings under the Patent Cooperation Treaty (PCT);
◦our intention to list our newly allowed U.S. Patent Application (No. 17/713,140) patent in the Orange Book once issued;
◦management's estimates and assumptions made in conformity with U.S. GAAP that affect the reported amounts of assets and liabilities as discussed further in notes to the consolidated financial statements;
◦our belief that our results of operations or cash flows would not be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio;
◦the potential impact of widespread health concerns, including COVID-19 on our business operations, nonclinical and clinical trials, regulatory timelines, supply chain, and potential commercialization; and
◦our belief that we will file Investigational New Drug Applications (INDs) for AUR200 in 2023 and AUR300 in 2024.

Such statements reflect our current views with respect to future events and are subject to risks and uncertainties and are necessarily based on a number of estimates and assumptions that, while considered reasonable by management, as at the date of such statements, are inherently subject to significant business, economic, competitive, political, regulatory, legal, scientific social uncertainties and other contingencies, many of which, with respect to future events, are subject to change. The factors and assumptions used by management to develop such forward-looking statements include, but are not limited to:
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
◦the assumption that our planned studies will achieve positive results;
◦the assumptions regarding the costs and expenses associated with our clinical trials and commercialization of LUPKYNIS;
◦the assumption that regulatory requirements and commitments will be maintained;
◦the assumption that we and our licensees will be able to meet good manufacturing practice (GMP) standards and manufacture and secure a sufficient supply of LUPKYNIS on a timely basis to successfully complete the development and commercialization of LUPKYNIS;
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
◦the assumption that our third party service providers and partners will comply with their contractual obligations; and/or
◦the assumptions relating to the capital required to fund our operations for at least the next few years.

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
Forward-looking statements are provided for the purpose of presenting information about management’s current expectations and plans relating to the future and readers are cautioned that such statements may not be appropriate for other purposes. If our forward-looking statements prove to be inaccurate, the inaccuracy may be material. In light of the significant uncertainties in these forward-looking statements, you should not regard these statements as a representation or warranty by us or any other person that we will achieve our objectives and plans in any specified time frame or at all. Any forward-looking statement made by us in this Annual Report speaks only as of the date of this Annual Report or as of the date on which the statement was made. We undertake no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all potentially available relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.
You should read this Annual Report and the documents that we reference in this Annual Report and have filed with the U.S. Securities and Exchange Commission as exhibits to this Annual Report completely and with the understanding that our actual future results may be materially different from what we expect. We qualify all of our forward-looking statements by these cautionary statements.
This Annual Report may contain market data and industry forecasts that were obtained from industry publications. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. We have not independently verified any third-party information and there is no assurance as to the accuracy or completeness of this data. While we believe the market position, market opportunity and market size information included in this Annual Report is generally reliable, such information is inherently imprecise.
Below is a summary of material factors which could cause actual results to differ materially from those expressed or implied in the forward-looking statements contained in this Annual Report. Importantly, this summary does not address all of the risks and uncertainties that we face. Additional discussion of the risks and uncertainties summarized in this risk factor summary, as well as other risks and uncertainties that we face, can be found under “Special Note Regarding Forward-Looking Statements” and Part I, Item 1A. “Risk Factors” in this Annual Report. The below summary is qualified in its entirety by those more complete discussions of such risks and uncertainties. You should consider carefully the risks and uncertainties described under Part I, Item 1A. “Risk Factors” in this Annual Report as part of your evaluation of an investment in our common shares. Important factors that could cause such differences include, among other things, the following:

Business Risks
◦difficulties we may experience in completing the marketing and commercialization of LUPKYNIS;
◦unknown impact and difficulties imposed by supply chain challenges, high inflation, increasing interest rates, the ongoing COVID-19 pandemic and the impacts of the Russian Ukraine war on our business and operations including sales, marketing, operations, nonclinical and clinical and our supply chain;
◦legislative, regulatory and commercial activities, including new laws regulating the pricing of LUPKYNIS;
◦difficulties obtaining adequate reimbursements from third party payors;
◦difficulties obtaining formulary acceptance;
◦we are single sourced within our manufacturing supply chain, including key suppliers;

◦we rely on commercial and clinical partners who may not be able to comply with their contractual obligations with us; and
◦competitors may arise with similar products, or existing competition may be taken up and become more preferred as treatment for LN.

Business Growth Risks
◦difficulties in meeting GMP standards and the manufacturing and securing of a sufficient supply of voclosporin on a timely basis to successfully complete the development and commercialization of LUPKYNIS;
◦difficulties, delays or failures in obtaining necessary regulatory approvals;
◦not being able to extend or protect our patent portfolio for LUPKYNIS;
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
Item 1. Business
OVERVIEW
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by autoimmune, kidney and rare diseases with a high unmet medical need. In January 2021, we introduced LUPKYNIS (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN. We continue to conduct pre-clinical, clinical and regulatory activities to support the LUPKYNIS development program as well as our other assets. We engaged with Otsuka Pharmaceutical Co., Ltd. (Otsuka) as a collaboration partner for the development and commercialization of LUPKYNIS in the European Union (EU) and Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the Otsuka Territories).

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

On August 17, 2021, we announced the addition of two newly acquired novel assets AUR200 and AUR300. AUR300 is exclusively licensed from Riptide Biosciences. Both assets are currently undergoing pre-clinical development with projected submission of Investigational New Drug Applications (INDs) to the FDA for AUR200 in 2023 and for AUR300 in 2024.

STRATEGY

Our business strategy is to optimize the clinical and commercial value of LUPKYNIS and evolve as a commercial biopharmaceutical company with a global product portfolio focused on autoimmune, kidney and rare diseases with high unmet medical needs.
We have developed a strategic plan to execute on our commercialization of LUPKYNIS as a treatment of adult patients with active LN. The key tactics to achieve our corporate strategy are:
•focusing on educating physicians, patients and payers to increase their awareness of the risks and impacts of LN as a disease (including that abnormal proteineuria levels can have significant impact on kidneys and the disease needs to be diagnosed and addressed quickly), and the benefits of LUPKYNIS (as demonstrated in our clinical trials) as a treatment option;
•engaging Otsuka as a collaboration partner for the development and commercialization of LUPKYNIS in the Otsuka Territories;
•conducting post-market studies to satisfy regulatory requirements and better understand LUPKYNIS' characteristics in real-world usage;
•ensuring adequate supply of LUPKYNIS by entering into strategic long term supply agreements with our key suppliers;
•conducting R&D activities to further the advancement of our existing pipeline; and
•evaluating external assets with the potential to be synergistic and complementary to our clinical, regulatory and therapeutic areas of expertise.

DEVELOPMENTS

Regulatory/Commercial
•On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS in the EU. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone payment to us by Otsuka, which we recognized as collaboration revenue in 2022.
•On November 29, 2022 Aurinia announced that the MHRA has granted marketing authorization of LUPKYNIS in Great Britain. We continue to progress with regulatory approval with Otsuka in the other Otsuka Territories.

Corporate
•On July 14, 2022, we announced the appointment of Volker Knappertz, MD, as Executive Vice President (EVP), Research and Development to lead the consolidated R&D function and to further enhance and advance the Aurinia pipeline. Additionally, Scott Habig was named Chief Commercial Officer, to lead and enhance Aurinia's commercial capabilities.
•On January 3, 2023, we announced that we had entered into a settlement agreement with Sun Pharmaceutical Industries, Inc., Sun Pharmaceuticals Industries, Ltd., and Sun Pharma Global FZE (collectively, Sun Pharmaceuticals) that involved both Aurinia and Sun Pharmaceuticals filing a joint motion to terminate the ongoing Inter Partes Review (IPR) directed at Aurinia’s U.S. Patent No. 10,286,036, as well as settlement of the ongoing patent infringement litigation in the United States (U.S.) related to Sun’s CEQUA® product. Under the settlement agreement, which was contingent upon the U.S. Patent Trial and Appeal Board (PTAB) approving the joint motion to terminate the IPR, both parties agreed to dismiss their claims and counterclaims against each other and cease bringing any future further action against the other. On January 25, 2023, the PTAB terminated the IPR.
•On January 24, 2023, we announced that the United States Patent and Trademark Office (USPTO) has allowed a method of use patent application titled IMPROVED PROTOCOL FOR TREATMENT OF LUPUS NEPHRITIS. Aurinia’s newly allowed U.S. Patent Application (No. 17/713,140) reflects the unique and proprietary dosing regimen of its currently marketed product, LUPKYNIS. Specifically, this patent further refines the method of using LUPKYNIS in combination with mycophenolate mofetil (MMF) and corticosteroids using eGFR as a method of pharmacodynamically dosing the product in patients with LN. The newly allowed application provides patent coverage that supplements Aurinia’s existing U.S. Patent No. 10,286,036, which is listed in the Orange Book and claims an FDA-approved method of using LUPKYNIS. The claims in this additional patent add further specificity on dosing consistent with the FDA approved product label. This patent has the potential to provide an additional layer of patent protection for LUPKYNIS up to 2037. We intend to list this newly allowed patent in the Orange Book once issued.

Study Updates
•In December 2021, we announced the initiation of ENLIGHT-LN®, a U.S. based prospective, observational registry of adult patients with LN treated with LUPKYNIS. The registry is intended to support the interests of patients, clinicians, regulatory bodies, payers and industry by obtaining longitudinal data on LUPKYNIS. During the first quarter of 2022, we began actively enrolling patients.
•For the ENLIGHT-LN registry, we now have 42 activated sites toward our goal of having 75 sites total. We plan to leverage real-world data collected from this study to gain further knowledge about patients taking LUPKYNIS and help clinicians and payers to improve patient care and ensure access to therapy.
•We also remain on track to meet our LUPKYNIS post-approval FDA commitments.

Market Potential and Commercial Considerations
We have conducted market research and analyses of peer reviewed publications to assess market potential and commercial opportunity. Our physician research included more than 1,100 rheumatologists and nephrologists across the United States, Europe and Japan to assess the potential market for adoption of LUPKYNIS and estimate pricing and treatment paradigms as well as learning directly about the market by our ongoing interaction with physicians, payers, patients and other stakeholders. The National Institute of Diabetes and Digestive and Kidney Diseases estimates that up to 50% of adults with SLE are diagnosed with LN at some point in their journey with lupus. Using the research and publication analyses, we estimate the number of SLE patients diagnosed with LN to be about 80,000 to 120,000 in the United States.
Similar to other autoimmune disorders, LN is a flaring and remitting disease. The disease can cycle from being in remission to being in an active flare, to achieving partial response and potentially to achieving a complete response and therefore back in remission. Treatment objectives between LN and other autoimmune diseases are remarkably similar. In other autoimmune conditions such as multiple sclerosis, Crohn’s, rheumatoid arthritis and SLE, physicians’ goals are to induce and maintain a remission of disease, decrease frequency of hospital or ambulatory care visits and limit long term disability. In LN specifically, physicians are trying to avoid further kidney damage, kidney failure, dialysis, kidney transplantation, and death. The ability to get patients into remission quickly correlates with better long-term kidney outcomes as noted above. Achieving a complete response, and most importantly, rapidly reducing the level of protein in urine, is also believed to be an important factor in delaying and/or reducing the rate of progression to kidney failure and need for replacement therapy. Kidney failure is associated with extremely poor health outcomes as a life-long, costly state in which patients are dependent upon dialysis or the availability of a kidney transplant.
The population of people with LN will be in different cycles of their disease at any one time. Prior to the approval of LUPKYNIS, physicians would generally use a combination of MMF and steroids to treat people with LN throughout the disease cycles. The clinical data generated in our Phase 2 AURA-LV and our Phase 3 AURORA studies has demonstrated that LUPKYNIS can achieve a more than two times higher rate of complete response than when given in combination with MMF and steroids. The clinical data generated in our AURORA 2 continuation study demonstrated a continuation of these results over an aggregate of a three year period for the patients that enrolled, with no severe unexpected safety signals.
The price of LUPKYNIS is based on one unit of 60 capsules we refer to as a “wallet”. As of February 28, 2023, the wholesale acquisition cost (WAC) of a LUPKYNIS wallet is $4,561. Based on our patient-specific eGFR dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, duration of therapy and compliance, we expect the average annualized net revenue per patient for us to be approximately $65,000. When determining the price of LUPKYNIS, we considered the burden of LN disease in the context of value that LUPKYNIS offers to patients and the U.S. healthcare system.
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
The use of LUPKYNIS, for the treatment of adult patients with active LN, provides a novel approach to treating this disease. LUPKYNIS has shown to have potent effects on T-cell activation leading to its immunomodulatory effects. Additionally, recent evidence suggests that inhibition of calcineurin has direct physical impacts on the podocytes within the kidney. Inhibition of calcineurin within the podocytes can prevent the dephosphorylation of synaptopodin which in turn inhibits the degradation of the actin cytoskeleton within the podocyte. This process is known to directly impact on the levels of protein in the urine which is a key marker of LN disease activity.
FDA Approval and Commercial Launch of LUPKYNIS
On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN. As a condition of approval, we were required to conduct four Post Marketing Studies (PMRs) and one Post Marketing Commitment (PMC). We submitted the final study report for AURORA-2 continuation study (PMR) in March 2022 and a drug-drug interaction study (PMC) was submitted in October 2022. The remaining PMRs are all progressing within the expected timelines. We expect to complete two pediatric studies due in 2025 and 2031, and a milk only lactation study with a report due in 2026.
Completion of AURORA 2 Continuation Study

On December 9, 2021, we announced positive topline results from the AURORA 2 two-year continuation study evaluating the long-term safety and tolerability of LUPKYNIS. AURORA 2 (NCT03597464) was a Phase 3 randomized, double-blind, placebo-controlled clinical trial to assess the long-term safety and tolerability of voclosporin, in addition to MMF and steroids. Patients who completed 12 months of treatment in the Phase 3 AURORA 1 study were eligible to enroll in the AURORA 2 continuation study with the same randomized treatment of voclosporin at 23.7 mg twice daily or placebo, in combination with MMF at 1 g twice daily with low-dose oral steroids, for up to an additional 24 months. A total of 216 LN patients out of 357 who were enrolled in the AURORA 1 study continued into AURORA 2, with 116 patients in the voclosporin group and 100 patients in the control group. 90 and 78 patients, respectively, received 36 months of total treatment at the completion of the study. Compared to the active control group, the voclosporin-treated group showed an increase from baseline eGFR at the end of the studies of +2.7 mL/min. The study demonstrated a favorable risk/benefit profile over a three-year period, with safety comparable to AURORA 1, and sustained efficacy.
Investigator-Initiated Trial to Evaluate Antiviral Activity of LUPKYNIS in Kidney Transplant Recipients with COVID-19 (VOCOVID)
On October 27, 2020, we announced the initiation of an open-label exploratory trial evaluating the antiviral effects of voclosporin in kidney transplant recipients (KTRs) with COVID-19 (SARS-CoV-2) or the VOCOVID study. The single-center, investigator-initiated trial (IIT) is being conducted by Drs. Aiko P.J. de Vries and Y.K. Onno Teng at the Leiden University Medical Center (LUMC) in the Netherlands and will compare voclosporin against tacrolimus.
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
This 56-day open-label IIT is designed to evaluate the antiviral effects of voclosporin compared to tacrolimus in stable KTRs who contracted COVID-19. At study entry, 20 KTRs testing positive for COVID-19 and currently on dual immunosuppressives of prednisone and tacrolimus were randomized 1:1 to remain on tacrolimus or be switched to voclosporin. The primary endpoint is the reduction in COVID-19 viral load over 56 days, as measured by reverse transcription polymerase chain reaction. The study will also assess predefined endpoints as surrogate markers of improved viral clearance including time to 3-log reduction in viral load concentration, time to clinical recovery – defined as free of symptoms for five days or more, and safety and tolerability. As of December 31, 2022, the data collection was complete. The present study provides evidence that voclosporin has a favorable benefit-risk profile for immunocompromised kidney disease patients who contract a SARS-CoV-2 infection while requiring the continuation of their immunosuppressants.

INTELLECTUAL PROPERTY
Patents and other proprietary rights are essential to our business. Our policy has been to file patent applications to protect technology, inventions and improvements to our inventions that are considered important to the development of our business.
We have been granted patent portfolio covering voclosporin, including granted United States patents, for composition of matter, methods of use, formulations and synthesis, and the rights to certain corresponding Canadian, South African and Israeli patents are owned by Paladin Labs Inc. We anticipate that patent protection for patents related to the composition of matter of voclosporin will be extended in the United States and certain other major markets, including Europe and Japan, until at least October 2027 under the Hatch-Waxman Act in the United States and comparable patent extension laws in other countries (including the Supplementary Protection Certificate program in Europe). We have applied for a patent term extension, and are awaiting confirmation from the USPTO. As the patent term extension was not granted prior to the expiry of the patent term for our composition of matter patent for voclosporin, we applied for, and on July 19, 2022 received, an interim patent term extension until October 17, 2023. If the patent term extension is not granted prior to the expiration of the interim patent term extension that was granted, we intend to file future interim patent term extensions until the USPTO completes its review of the patent term extension application. In addition to patent rights, we have received "new chemical entity" exclusivity for LUPKYNIS in the United States, which provides for exclusivity until January 22, 2026, and “new chemical entity” exclusivity for voclosporin in certain other countries, which provides exclusivity for up to ten years in Europe.

In May 2019, we were granted U.S. Patent No. 10,286,036 (the '036 patent) with a term extending to December 2037, with claims directed at our LUPKYNIS dosing protocol for LN used in our clinical trials. This dosing protocol is reflected on the prescribing information approved by the FDA for LUPKYNIS. Notably, the allowed claims cover a method of modifying the dose of LUPKYNIS in patients with LN based on patient specific pharmacodynamic parameters. We have also filed for protection of this subject matter under the Patent Cooperation Treaty (PCT) and are applying for similar protection in the member countries thereof. This may lead to the granting of similar claims in other major global pharmaceutical markets. In connection with the PCT filing, in December 2022 we received a Notice of Intention to Grant notice from the European Patent Office for a patent application containing similar claims to those in the ‘036 patent.

In January 2023, the USPTO allowed a method of use patent application titled IMPROVED PROTOCOL FOR TREATMENT OF LUPUS NEPHRITIS. This newly allowed patent application reflects the unique and proprietary dosing regimen of LUPKYNIS. Specifically, this patent further refines the method of using LUPKYNIS in combination with MMF and corticosteroids using eGFR as a method of pharmacodynamically dosing LUPKYNIS in patients with LN. The newly allowed application provides patent coverage that supplements our existing ‘036 patent. The claims in this additional patent add further specificity on dosing consistent with the FDA approved product label. This patent has the potential to provide an additional layer of patent protection for LUPKYNIS up to 2037. We intend to list this newly allowed patent in the Orange Book once issued.
COMPETITION
The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical as well as specialized biotechnology companies, are engaged in activities focused on medical conditions that are the same as, or similar to, those targeted by us. For example, another treatment was approved by the FDA for LN approximately one month before we received approval for LUPKYNIS, and physicians have and continue to treat LN in the United States using other drugs with off-label prescribing, such as a combination of MMF and steroids or tacrolimus. Many of the biotechnology, pharmaceutical or biopharmaceutical companies that could or do compete with us or our products have substantially greater financial and other resources, larger research and development staff, and more extensive marketing and manufacturing organization than we do. Many of these companies have significant experience in pre-clinical testing, human clinical trials, product manufacturing, commercialization, marketing and distribution, and other regulatory approval procedures. In addition, colleges, universities, government agencies, and other public and private research organizations conduct research and may market commercial products on their own or through collaborative agreements and these institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These companies, institutions, and organizations also compete with us in recruiting and retaining highly qualified scientific personnel, as well as other personnel needed for our business. Certain products may also be available at prices that are substantially lower than the cost of LUPKYNIS, whether or not studied in, or receiving approval for use by the FDA for, LN.
We believe key competitive factors that will affect the development and commercial success of LUPKYNIS and future potential product candidates include, but are not limited to, diagnosis, market development, efficacy, safety and tolerability profile, reliability, convenience of dosing, pricing, the level of generic competition and reimbursement. As we and our competitors introduce new products and offerings, and as existing products evolve, we expect that we may become subject to additional competition.
REGULATORY
We worked with Otsuka to prepare an MAA filing with the EMA that was filed during the first half of 2021; an MAA filing with Swissmedic that was filed during the second half of 2021, and an MAA filing submitted to the UK's Medicines and Healthcare products (MHRA) for approval in Great Britain. These ultimately led to the EC and MHRA approvals received in the second half of 2022, while the Swissmedic review is ongoing. In February 2022, Swissmedic also granted orphan drug designation to voclosporin. Otsuka is required under the Otsuka License Agreement to use commercially reasonable efforts to prepare and submit filings for regulatory approvals in the other territories in which we have granted them rights, including Japan and selected other European countries.
Regulatory Requirements
The development, manufacturing and marketing of LUPKYNIS is subject to regulations relating to the demonstration of safety and efficacy of the products as established by the government or regulatory authorities in those jurisdictions where this product is to be marketed. We, or our licensees, are required to seek and obtain regulatory approvals in the United States, Europe and

Japan in order to commercialize LUPKYNIS in these jurisdictions. Depending upon the circumstances surrounding the clinical evaluation of LUPKYNIS, we may undertake clinical trials, contract clinical trial activities to contract research organizations, or rely upon corporate partners for such development. As noted above, we have obtained the requisite approvals for LUPKYNIS to treat active LN in adult patients in the United States and have received marketing approvals from the EC and MHRA. We believe this will allow us to make cost effective developmental decisions in a timely fashion. We cannot predict or give any assurances as to whether regulatory approvals will be received or how long the process of seeking regulatory approvals will take.
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
United States—FDA Process
The research, development, testing, manufacture, labeling, promotion, advertising, distribution and marketing, among other things, of drug products are extensively regulated by governmental authorities in the United States and other countries. In the United States, the FDA regulates drugs under the Federal Food, Drug, and Cosmetic Act (FDCA), and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject us to administrative or judicial sanctions, such as FDA refusal to approve pending New Drug Applications (NDAs), warning letters, fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution.
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
Clinical trials necessary for product approval typically are conducted in three sequential phases, but the phases may overlap. Phase 1 usually involves the initial introduction of the investigational drug into a limited population, typically healthy humans, to evaluate its short-term safety, dosage tolerance, metabolism, pharmacokinetics and pharmacologic actions, and, if possible, to gain an early indication of its effectiveness. Phase 2 usually involves trials in a limited patient population impacted by the disease to (i) evaluate dosage tolerance and appropriate dosage; (ii) identify possible adverse effects and safety risks; and (iii) evaluate preliminarily the efficacy of the drug for specific targeted indications. Multiple Phase 2 clinical trials may be conducted by the sponsor to obtain information prior to beginning larger and more expensive Phase 3 clinical trials. Phase 3 trials, commonly referred to as pivotal studies, are undertaken in an expanded patient population at multiple, geographically dispersed clinical trial centers to further evaluate clinical efficacy and test further for safety by using the drug in its final form. Post-approval trials, sometimes referred to as Phase 4 studies, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.
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
The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is GMP-compliant to assure and preserve the product’s identity, strength, quality and purity. Under the Prescription Drug User Fee Act (PDUFA) guidelines that are currently in effect, the FDA has a goal of ten months from the date of “filing” of a standard NDA for a new molecular entity to review and act on the submission. This review typically takes twelve months from the date the NDA is submitted to the FDA because the FDA has approximately two months to make a “filing” decision after it the application is submitted. The FDA conducts a preliminary review of all NDAs within the first 60 days after submission, before accepting them for filing, to determine whether they are sufficiently complete to permit substantive review. The FDA may request additional information rather than accept an NDA for filing. In this event, the NDA must be resubmitted with the additional information. The resubmitted application also is subject to a filing review before the FDA accepts it for filing and substantive review.
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
If post-approval conditions are not satisfied, the FDA may withdraw its approval of the drug. In addition, holders of an approved NDA are required to (i) report certain adverse reactions to the FDA and maintain pharmacovigilance programs to proactively look for these adverse events; (ii) comply with certain requirements concerning advertising and promotional labeling for their products; and (iii) continue to have quality control and manufacturing procedures that conform to GMPs after approval. The FDA periodically inspects the sponsor’s records related to safety reporting and/or manufacturing facilities; this latter effort includes assessment of ongoing compliance with GMPs. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain GMP compliance. We use third-party manufacturers to produce our products in clinical and commercial quantities, and future FDA inspections may identify compliance issues at the facilities of our contract manufacturers that may disrupt production or distribution, or require substantial resources to correct. In addition, discovery of problems with a product after approval may result in restrictions on a product, manufacturer or holder of an approved NDA, including, among other things:
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

During the exclusivity period, the FDA may not accept for review an abbreviated new drug application (ANDA) or an NDA submitted under section 505(b)(2) of the FDCA by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, an application may be submitted after four years if it contains a certification of patent invalidity or non-infringement. The FDCA also provides three years of marketing exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, for new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions associated with the new clinical investigations and does not prohibit the FDA from approving ANDAs or 505(b)(2) NDAs for drugs containing the original active agent or from accepting and reviewing an application referencing the approved drug’s application. Five-year and three-year exclusivity will not delay the submission or approval of a full NDA; however, an applicant submitting a full NDA would be required to conduct, or obtain a right of reference to all of the pre-clinical studies and clinical trials necessary to demonstrate safety and effectiveness.
Foreign Regulation
In addition to regulations in the United States, we may become subject to a variety of foreign regulations governing clinical trials and commercial sales and distribution of LUPKYNIS or other potential future products. In many cases, we must obtain approval of the country’s regulatory authorities in order to conduct clinical trials or market products, although in selected countries there are regulations that permit marketing a product on the basis of an approval that has been received in the U.S., EU, or elsewhere. The approval process and requirements governing the conduct of clinical trials, product licensing, pricing and reimbursement vary greatly from place to place, and the time may be longer or shorter than that required for FDA approval.
As an example, in the European Economic Area (EEA), which is comprised of the member states of the EU plus Norway, Iceland and Liechtenstein, medicinal products can only be commercialized after obtaining a Marketing Authorization (MA). There are two types of MAs:
•Community MAs – These are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the EMA, and are valid throughout the entire territory of the EEA. The centralized procedure is mandatory for certain types of products, such as biotechnology medicinal products, orphan medicinal products, and medicinal products indicated for the treatment of AIDS, cancer, neurodegenerative disorders, diabetes, autoimmune and viral diseases. The centralized procedure is optional for products containing a new active substance not yet authorized in the EEA; for products that constitute a significant therapeutic, scientific or technical innovation; or for products that are in the interest of public health in the EU.
•National MAs – These are issued by the competent authorities of the member states of the EEA and only cover their respective territory and are available for products not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in a member state of the EEA, this national MA can be recognized in another member state through the mutual recognition procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure, an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the reference member state. The competent authority of the reference member state prepares a draft assessment report, a draft summary of the product characteristics (SmPC) and a draft of the labeling and package leaflet, which are sent to the other member states (referred to as the Member States Concerned) for their approval. If the Member States Concerned raise no objections, based on a potential serious risk to public health, to the assessment, SmPC, labeling or packaging proposed by the reference member state, the product is subsequently granted a national MA in all the member states, i.e., in the reference member state and the Member States Concerned.
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
When conducting clinical trials in the EU, we must adhere to the provisions of the European Union Clinical Trials Directive (Directive 2001/20/EC) and the laws and regulations of the EU member states implementing them. These provisions require, among other things, that the prior authorization of an Ethics Committee and the competent Member State authority is obtained before commencing the clinical trial. In April 2014, the EU passed the Clinical Trials Regulation (Regulation 536/2014), which will replace the current Clinical Trials Directive. To ensure that the rules for clinical trials are identical throughout the European Union, the EU Clinical Trials Regulation was passed as a regulation that is directly applicable in all EU member states. All clinical trials performed in the European Union are required to be conducted in accordance with the Clinical Trials Directive until the Clinical Trials Regulation becomes applicable. The Clinical Trials Regulation became applicable January 31, 2023.
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

In addition, particularly in the United States and increasingly in other countries, we could be required to provide discounts, rebates and/or other price concessions to state and federal governments and agencies in connection with purchases of our products that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates or rebates for the products we are developing and may develop in the future and could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of products in which we have a commercial interest.

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

Additionally, in August 2022, the Inflation Reduction Act of 2022 was passed by the U.S. Congress which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which will take effect in 2023. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway.

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
MANUFACTURING AND SUPPLY CHAIN
In order to supply commercial inventory for LUPKYNIS and semi-finished products, we have established relationships with contract manufacturing organizations (CMOs) coupled with supply agreements, for the manufacturing of active pharmaceutical ingredient or drug substance, encapsulation of voclosporin 7.9 mg capsules as well as packaging of LUPKYNIS commercial cartons.
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
We have entered into a collaborative agreement with Lonza to build a dedicated manufacturing capacity within Lonza’s existing small molecule facility in Visp, Switzerland. The dedicated facility (also referred to as monoplant) will be equipped with state-of-the-art manufacturing equipment to provide cost and production efficiencies for the manufacture of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand. Upon completion of the monoplant expected in 2023, we will maintain sole dedicated use of the monoplant by paying a required quarterly fixed facility fee. We anticipate regulatory approvals of the monoplant for use for commercial products in 2025.
Encapsulation
Catalent Pharma Solutions (Catalent) is currently the sole supplier for the preparation of our voclosporin 7.9 mg capsules. Pricing for these services is determined by a supply agreement between Catalent and us. We expect that Catalent will continue to provide contract manufacturing services with respect to encapsulating voclosporin in order to manufacture voclosporin 7.9 mg capsules that are required for our future commercial and clinical supply needs. We have entered into an agreement for a backup manufacturing encapsulation site in Beinheim, France expected to be completed in 2025.
Packaging
We currently use a sole supplier for the blistering and packaging of LUPKYNIS commercial cartons for sale in the United States and for the blistering of semi finished products. Pricing for these services is determined by a supply agreement between us and our supplier. We expect that our supplier will continue to provide contract manufacturing services with respect to the packaging of LUPKYNIS commercial cartons for the U.S. market.
Marketing, Sales and Distribution
We have built a commercial organization with deep expertise and a focus on rheumatology and nephrology to support the commercialization of LUPKYNIS. The commercial team consists of sales, marketing, commercial operations, commercial supply chain, patient services, market access, and professional and advocacy relations.
Material Licensing Contracts
For terms of material licensing contracts, refer to Part IV, Item 15, Note 10 – License and Collaboration Agreements.

HUMAN CAPITAL MANAGEMENT
As of December 31, 2022, we employed approximately 300 employees in the United States, Canada, and the United Kingdom, all of whom are expected to support our vision, mission and values, and adhere to our Code of Ethics and Conduct.
The Compensation Committee of our Board of Directors has the primary responsibility for overseeing our human capital management activities, including assessing the effectiveness of employee programs and advising management on strategic goals and overall human resource strategies. Other committees may also have responsibilities that impact our human capital management.
Talent Management and Retention

Recruiting and retaining top talent is key to advancing our mission of changing the trajectory of autoimmune diseases. We strive to engage and retain our employees throughout the employment life cycle. Within management, our human resources function has global responsibility for advising and assisting the overall business on human resource matters and executing our overall human capital management strategies.

Effective performance management is key to goal attainment. All our employees are provided with routine performance feedback aligned with our pay for performance philosophy, which ties compensation to performance.

As part of our annual review of compensation, we include the most current industry market compensation data compiled by Radford to assess whether our employee pay is fair and competitive. We take proactive measures to ensure there are no pay gaps related to race, age, gender and ethnicity across the organization, functions, and levels. We offer a competitive benefit plan as part of our total rewards package.

Health and Safety
Our employees’ health, safety, and overall well-being is a priority for us. We track this in a variety of ways, including measuring the number of employees participating in our health and wellness webinars, working to ensure all of our employees are covered by an occupational health and safety management system, and minimizing work-related injuries annually.
We are committed to providing safe and healthy working conditions and an atmosphere of open communication for all our employees. In response to the COVID-19 pandemic, we implemented safety and health standards and protocols for our employees while continuing to offer a safe environment as an essential service to our customers. Under the current conditions, employees are empowered to work from the office, home, or both. Our offices are equipped with personal protective equipment (including access to COVID-19 test kits), other equipment, and enhanced cleaning supplies. When recommended or mandated by the Centers for Disease Control and Prevention or local regulations, we required our employees to adhere to appropriate protocols for social distancing, limiting density, reporting and documenting exposures, and wearing masks. We have followed the COVID-19 guidance provided by local medical authorities for each of our offices. We have also established periodic mental health sessions to help our employees during this unprecedented time to manage stress and anxiety.
Under the oversight of the Audit Committee of our Board of Directors, we have established a Whistleblower Policy, which includes that we maintain a whistleblower hotline that is available to all our employees to report any concerns. The hotline is facilitated by an independent third party and all communications are routed to our General Counsel for investigation and resolution. The single exception to this routing is if a complaint implicates the General Counsel, in which case it will automatically go to the Chair of the Audit Committee. We also have defined a Bullying and Harassment Policy, which is available to our employees on our internal website.

Environmental, Social and Governance
Environmental, Social and Governance (ESG) sustainability is an approach that looks beyond the traditional environmental aspect of sustainability. ESG also includes Social and Governance aspects, such as employee well being, talent development and retention, cybersecurity, fair remuneration, employee recognition, and many others.
ESG helps break down how an organization is managing risks and opportunities for its stakeholders. A company’s stakeholders have a vested interest in the business, and includes members such as employees, customers, investors, and the Board.
For us, by disclosing key aspects of ESG, Aurinia’s stakeholders can better understand our values, and what we are undertaking to address the long-term financial risks and impacts that affect us.
In line with our mission to changing the trajectory of autoimmune, kidney and rare diseases, we believe that we must take a wholistic approach to address/improve our impact on the communities we serve. Therefore, we've established environmental, social, and governance priorities. The Governance & Nomination Committee of our Board of Directors is responsible for ensuring the mentioned goals are pursued and are assessed periodically. Progress on these goals will be disclosed in future sustainability reports.
We are working on preparing our first ESG report, and expect to make that report public in 2023.
CORPORATE INFORMATION
Aurinia is organized under the Business Corporations Act (Alberta). We have two wholly-owned subsidiaries: Aurinia Pharma U.S., Inc., (Delaware incorporated) and Aurinia Pharma Limited (United Kingdom incorporated). Our principal executive office is located at #1203-4464 Markham Street, Victoria, British Columbia, V8Z 7X8, Canada and our phone number is +1 (250) 744-2487. Our registered office is located at #201, 17873 -106A Avenue, Edmonton, Alberta, Canada and our U.S. commercial office is located at 77 Upper Rock Circle, Suite 700, Rockville, Maryland 20850.

Our website address is www.auriniapharma.com and our investor relations website is located at https://ir.auriniapharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC and are available at the SEC's website at www.sec.gov. Such reports and other information are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on, or that can be accessed through, our website and investor relations website is not incorporated into this Annual Report and the contents of these websites are not intended to be incorporated by reference into any report or document we file with, or furnish to, the SEC. Certain documents are also filed with securities regulators in Canada and are available under our profile at the website www.sedar.com.
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
Part of our strategy to commercialize LUPKYNIS in the United States is to maintain a direct sales force. These efforts have been and will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop and maintain this capability. LUPKYNIS has only been a marketed product since January 2021. In addition, prior to December 2020, there were no FDA approved treatments for LN. If we are unable to effectively train our sales force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers our efforts to commercialize successfully could be harmed, which would negatively impact our ability to generate product revenue.
Our ability to successfully commercialize LUPKYNIS will depend on effectively deploying the sales force we have established and maintaining marketing, manufacturing, and distribution capabilities or relationships.
Our ability to generate revenues and meet expectations is contingent on the successful commercialization of LUPKYNIS. A successful commercialization depends on our ability to, amongst other things:
•achieve and maintain compliance with regulatory requirements;
•create and sustain market demand for and achieve market acceptance of LUPKYNIS through our marketing and sales activities and other arrangements established for the promotion of LUPKYNIS, on a timeline that aligns with our regulatory or intellectual property protection periods;
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
We depend on a limited number of customers and an estimated number of patients for a significant amount of our product revenue, and if we lose any of our significant customers, or if our estimates as to the number of potential patients is wrong, our business could be harmed.
As we generally sell to only two specialty pharmacies, most of our product revenue comes from a limited number of direct customers. Revenues from the Company's two main customers in the U.S. accounted for approximately 45% and 35%, respectively, of our total revenues for the year ended December 31, 2022. The loss by us of any of these customers, or a material reduction in their purchases, could harm our business and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could negatively impact our cash flow from operations.
Sales of our product can be greatly affected by the customer inventory levels that our customers carry. We monitor customer inventory of our product using a combination of methods, including reports from our customers, and our own internal estimates. Our estimates of customer inventory may differ significantly from actual customer inventory levels. Significant differences between actual and estimated customer inventory levels may result in excessive or insufficient stocking, which could result in our holding substantial quantities of unsold customer inventory, or inadequate supplies of products in the distribution channels.

Our customers make the ultimate determination of the amount of inventory to hold. Changes in customer inventory may cause our revenues to fluctuate significantly from quarter to quarter and may cause our operating results for a particular quarter to be below or above our expectations, the expectations of securities analysts, or the expectations of investors.
Our estimates of the number of patients who have received or might have been candidates to use LUPKYNIS may not accurately reflect the true market for LUPKYNIS or the extent to which it will actually be used by patients. Our failure to forecast and successfully market LUPKYNIS could harm our business, as it could reduce our market potential.
LUPKYNIS may not achieve or maintain expected levels of market acceptance among physicians, patients, the medical community, and third-party payors, which could harm our business, financial condition and results of operations and could cause the market value of our common shares to decline.
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
•the COVID-19 pandemic;
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
Our business, results of operations, and future growth prospects could be materially and adversely affected by widespread health concerns, such as the COVID-19 pandemic.
Widespread health concerns, in particular in the United States but also globally, can have evolving and uncertain impacts on our business. In particular, we are not able to precisely determine or quantify the impact the COVID-19 pandemic has or will have on our business operations going forward. We have implemented policies and procedures in alignment with local (provincial and state) COVID guidelines. While more recently we are seeing a return to forms of in-person marketing similar to those prior to the COVID-19 pandemic, historically and with some continuation we continue to utilize an adaptive marketing approach where our sales force would have the option of meeting with physicians virtually or in-person. As a result of any widespread health concern, including the COVID-19 pandemic, we have and may continue to experience disruptions that severely impact our business, commercialization, pre-clinical studies, and clinical trials, including:
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

g.interruption or delays in receiving supplies of our drugs or manufacturing products from our contract manufacturing organizations due to staffing shortages, production slowdowns or stoppages, and disruptions in delivery systems;
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
Government and health authority intervention in the face of a widespread health concern may vary greatly in the various geographic regions in which we operate. The extent to which a widespread health concern may impact our business, commercialization, pre-clinical studies, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread, business closures or business disruptions and the effectiveness of vaccinations and actions taken in Canada, the United States and other countries to contain and treat the disease. To the extent there is an impact from a widespread health concern, such as the COVID-19 pandemic, on our business, it has not had, and we anticipate that it would continue to not have, a steady impact but instead an uneven impact on various aspects of our business and operations as the variants of the virus infect different parts of the geographic regions in which we operate at different times and to different degrees. While we are not able to compare our operational results to prior years to verify, as our sole commercial product was only approved during the COVID-19 pandemic, we believe that the COVID-19 pandemic has harmed our business and operations, in particular in relation to our ability to connect with, and promote LUPKYNIS to, health care professionals, which as a result has limited prescribing opportunities for LUPKYNIS.
To the extent a widespread health concern harms our business and financial results, it may also have the effect of heightening many of the other risks described in this Annual Report.
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
•that our patents or regulatory protections will provide sufficient duration for our products to reach a level of profitability; or
•that we will be able to obtain any extensions of the applicable patent terms.
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
Our intellectual property rights in some countries outside of the United States can be less extensive than those in the United States. In addition, the laws of some foreign countries do not protect intellectual property rights to the same extent as federal and state laws in the United States. Further, licensing partners may not prosecute patents in certain jurisdictions in which we may obtain commercial rights, thereby precluding the possibility of later obtaining patent protection in these countries. Consequently, we may not be able to prevent third parties from practicing our inventions in all countries outside the United States, or from selling or importing product made using our inventions in and into the United States or other jurisdictions. Competitors may use our technologies in jurisdictions where we have not obtained patent protection to develop their own products and may also export infringing products to territories where we have patent protection, but enforcement is not as strong as that in the United States. These products may compete with our products (including LUPKYNIS), and our intellectual property rights may not be effective or sufficient to prevent them from competing.

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
We had negative operating cash flow for multiple years, including the year ended December 31, 2022. To the extent that we have negative operating cash flow in future periods, we will likely need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate a positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable or acceptable to us.
We have incurred losses and anticipate that our losses may increase as we continue to expand and develop our business (including developing our pipeline of potential products) and commercialize LUPKYNIS. As of December 31, 2022, we had an accumulated deficit of $864.3 million. Although we received FDA approval and commenced commercialization of LUPKYNIS in the United States in January 2021, we have and may continue to incur losses and there can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.
Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or cause any guidance we may provide to be inaccurate.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. As we only received FDA approval for LUPKYNIS in 2021, there is an absence of historical sales data. This has resulted in our revenue from product sales being, and we expect will continue to be, difficult to predict. We also expect to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to research, development, clinical trial activities, regulatory activities, commercialization activities and business development.
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
We are exposed to inflation risk, credit risk and market risk related to changes in interest rates and foreign currency exchange, each of which could affect the value of our current assets and liabilities.
We invest our cash reserves in U.S. dollar denominated, fixed rate, highly liquid and highly rated financial instruments such as corporate bonds, commercial paper, treasury bills and bonds. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity.
We are exposed to financial risk related to the fluctuation of foreign currency exchange rates which could harm our future operating results or cash flows. Foreign currency risk is the risk that variations in exchange rates between the United States dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc and Great British Pound which could affect our operating and financial results. We hold the majority of our cash reserves in U.S. dollars and the majority of our revenues and expenses, including clinical trial costs are also denominated in U.S. dollars, which mitigates the risk of material foreign exchange fluctuations.

We may not realize the anticipated benefits of acquisitions or product licenses and integration of these acquisitions and any products acquired or licensed may disrupt our business and management.
As part of our business strategy, we may acquire additional companies, products or technologies principally related to, or complementary to, our current operations (as we did with our acquisitions of AUR200 and rights to AUR300). At any given time, we may be evaluating acquisitions of companies, products or technologies or may be exploring licensing opportunities, and may have entered into confidentiality agreements, non-binding letters of intent or may be in the process of conducting due diligence with respect to such opportunities. Any such acquisitions will be accompanied by certain risks including, but not limited to:
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
Our future performance may be impacted by our ability to generate royalty or other revenues (such as commercial and regulatory milestones, product revenue or upfront collaboration payments) from licenses (such as the license granted to Otsuka) and the successful commercialization of LUPKYNIS or other products we may develop or acquire. We anticipate that some of our revenues in the future may be derived from products licensed to pharmaceutical and biotechnology companies. Accordingly, these revenues will depend, in large part, upon the success of these companies, and our operating results may fluctuate substantially due to reductions and delays in their research, development, and marketing expenditures. These reductions and delays may result from factors that are not within our control, including:
a.changes in economic conditions;
b.changes in the regulatory environment, including governmental pricing controls affecting health care and health care providers;
c.pricing pressures;
d.other factors affecting research and development spending; and
e.change in strategy of our business partners.
The failure of Otsuka or future licensing partners could harm our business or results of operations and the global reputation of LUPKYNIS.

Our portfolio of short -term investments is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of short-term investments. Changes in the value of our portfolio of short-term investments could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our short-term investments and continuous monitoring of our portfolio's overall risk profile, the value of our short-term investments may nevertheless decline.
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
We may not be able to continue to identify or develop, at all or in a timely manner, new products (including AUR200 and AUR300). Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development or commercialization. If we do not successfully identify, develop, and commercialize new products based upon our approach, we will not be able to diversify our portfolio which could result in harm to our financial position and impact the trading price of our common shares.
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
LUPKYNIS has undergone safety testing, however, not all adverse effects can be predicted or anticipated. Unforeseen side effects from LUPKYNIS could arise after the approved product has been marketed. Ongoing or future trials of our product may not support the conclusion that LUPKYNIS has an acceptable safety profile or the FDA may disagree with our clinical trial investigators’ interpretation of data from clinical trials or post marketing surveillance in determining if adverse or unacceptable side effects are related to LUPKYNIS. There can be no assurance that discovery of previously unknown adverse events or other problems with LUPKYNIS, manufacturers or manufacturing processes, or failure to comply with regulatory requirements, will not occur at any time during commercial and future use of LUPKYNIS. Furthermore, there can be no assurance that disease resistance or other unforeseen factors will not limit the effectiveness of LUPKYNIS. The most common adverse reactions to LUPKYNIS demonstrated in our Phase 3 AURORA study were glomerular filtration rate decrease, hypertension, diarrhea, headache, anemia, cough, urinary tract infection, abdominal pain upper, dyspepsia, alopecia, renal impairment, abdominal pain, mouth ulceration, fatigue, tremor, acute kidney injury, and decreased appetite. These common adverse reactions were also repeated in our AURORA 2 continuation study and our real world experience with LUPKYNIS since our product launch in 2021. Any adverse discoveries may yield various results, including:
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
We or our partners (including Otsuka) may never obtain full approval or commercialize LUPKYNIS outside of the United States, which would limit our ability to realize their full market potential.
To market any products outside of the United States, we and Otsuka or other potential future partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and may require additional pre-clinical studies, clinical trials, or additional administrative review periods, which could result in significant delays, difficulties, and costs for us. While we have obtained approval by the EC and MHRA, specific jurisdictions covered by those approvals (and approvals in other jurisdictions) also require additional regulatory approvals, such as pricing and reimbursement approval, before sales can commence in those jurisdictions.
In addition, our failure to obtain regulatory approval in any country may delay or have negative effects on the process for regulatory approval in other countries. If regulatory approval is obtained it may not be as broad as what was obtained in other jurisdictions. We have limited experience in obtaining regulatory approval in international markets. If we or our current or future partners fail to comply with regulatory requirements in international markets or to obtain and maintain required approvals, our target market will be reduced and our ability to realize the full market potential of LUPKYNIS could be harmed.
If product liability lawsuits are brought against us, we may incur substantial liabilities and we may be required to limit commercialization of or recall LUPKYNIS.
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
f.loss of revenue; and
g.the inability to, or restrictions on our ability to, commercialize any approved product.
Although we maintain product liability insurance coverage, it may not be adequate to cover all liabilities that we may incur. The obligation to pay any product liability claim in excess of whatever insurance we can acquire, or the recall of or limitation on our ability to commercialize LUPKYNIS as a result of product liability concerns, could harm our business, financial condition, and future prospects.
Compliance with ongoing post-marketing obligations for LUPKYNIS may uncover new safety information that could give rise to a product recall, updated warnings, or other regulatory actions that could have an adverse impact on our business.

After a regulatory body, such as the FDA, approves a drug or biologic for marketing, the product’s sponsor must comply with several post-marketing obligations that continue until the product is discontinued. These post-marketing obligations include the reporting of adverse events to the agency within specified timeframes, the submission of product-specific annual reports that include changes in the distribution, manufacturing, and labeling information, and notification when a drug product is found to have significant deviations from its approved manufacturing specifications (among others). Our ongoing compliance with these types of mandatory reporting requirements could result in additional requests for information from regulatory bodies that govern our products and, depending on the scope of a potential product issue that a regulatory body may decide to pursue, could potentially also result in a request from the agency to conduct a product recall or to strengthen warnings and/or revise other label information about the product. Regulatory bodies may also require or request the withdrawal of the product from the market. Any of these post-marketing regulatory actions could materially affect our sales and, therefore, have the potential to adversely affect our business, financial condition, results of operations and cash flows.
Risks Related to Our Reliance on Third Parties and Partners
We are dependent on Otsuka for the development and commercialization of LUPKYNIS in several countries outside the United States. The failure to meet contractual, regulatory, or other obligations could adversely affect our business.
We have entered into an exclusive license agreement with Otsuka that provides the licensee exclusive rights to the development and commercialization of LUPKYNIS in various specified regions outside of the United States. As a result, we are dependent on Otsuka to achieve full regulatory approval of LUPKYNIS for marketing in these regions and for the commercialization of LUPKYNIS, if approved. The timing and amount of any milestone and royalty payments we may receive under this agreement, as well as the commercial success of LUPKYNIS in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources, and successful commercialization of LUPKYNIS by Otsuka. Otsuka, accounted for approximately 20% of the Company's net revenue for the year ended December 31, 2022.
We also depend Otsuka to comply with all applicable laws relative to the development and commercialization of LUPKYNIS in those countries. We do not control the individual efforts of Otsuka and have limited ability to terminate this agreement if Otsuka does not perform as anticipated. The failure of Otsuka to devote sufficient time and effort to the development and commercialization of LUPKYNIS, or the failure of Otsuka to meet their obligations to us, including for future royalty and milestone payments; to adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could harm our financial results and operations.
If any licensee or authorized sub-licensee of our products violates, or is alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm, or other negative outcomes, including possible legal consequences. Any termination, breach, or expiration of any of this license agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestone payments and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of LUPKYNIS. Alternatively, we may attempt to identify and transact with a new licensee, but there can be no assurance that we would be able to identify a suitable licensee or transact at all, or on terms that are favorable to us.
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
We have limited experience in drug formulation or manufacturing and rely exclusively on third parties, in many cases as sole provider, to formulate and manufacture LUPKYNIS, and any disruption or loss of these relationships could delay our development and commercialization efforts.

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

While we attempt to mitigate against this risk by ordering additional quantities and maintaining a safety stock of our product, we may not estimate the required amounts sufficiently and even this may not provide sufficient mitigation. We may also incorrectly forecast our demand and over-order quantities of our product, or the materials needed to manufacture our product, which could result in write offs, potentially in material amounts.
If our third-party manufacturers are unable to produce the required commercial quantities of LUPKYNIS to meet demand on a timely basis or at all, or if they fail to comply with applicable laws for the manufacturing, we will suffer damage to our reputation and commercial prospects and we will lose potential revenue.
In response to the ongoing armed conflict in Ukraine, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine and certain entities. Our suppliers rely on some materials that were originally sourced from the areas impacted by the armed conflict which may increase supply disruptions. This could, in turn, adversely impact our ability to manufacture LUPKYNIS.
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
•the U.S. federal Health Insurance Portability and Accountability Act of 1996 (HIPAA) imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program regardless of the payor (e.g., public or private), or knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statement in connection with the delivery of or payment for healthcare benefits, items or services; similar to the federal Anti-Kickback Statute, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;
•the U.S. federal physician payment transparency requirements, sometimes referred to as the “Sunshine Act” under the ACA require manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program to report to the Department of Health and Human Services information related to covered health care provider payments and other transfers of value and the ownership and investment interests of such healthcare providers (as defined by the statute) and their immediate family members;
•HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009 (HITECH) and its implementing regulations, which also imposes obligations on certain covered entity healthcare providers, health plans, and healthcare clearinghouses as well as their business associates that perform certain services involving the use or disclosure of individually identifiable health information, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information. HITECH also created new tiers of civil monetary penalties, amended HIPAA to make civil and criminal penalties directly applicable to business associates, and gave state attorneys general new authority to file civil actions for damages or injunctions in federal courts to enforce the federal HIPAA laws and seek attorneys’ fees and costs associated with pursuing federal civil actions;
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

To help patients afford LUPKYNIS, we have implemented a patient support program. These types of programs, designed to assist patients in affording pharmaceuticals, have become the subject of scrutiny. In recent years, some pharmaceutical manufacturers were named in class action lawsuits challenging the legality of their patient support programs and their support of independent charitable patient support foundations in connection with such programs under a variety of federal and state laws. Our patient support program could become the target of similar litigation. In addition, certain state and federal enforcement authorities and members of Congress have initiated inquiries about co-pay assistance programs. Some state legislatures have also been considering proposals that would restrict or ban co-pay coupons. In addition, there has been regulatory review and enhanced government scrutiny of donations by pharmaceutical manufacturers to patient assistance programs operated by charitable foundations. For example, the Office of Inspector General of the U.S. Department of Health & Human Services (OIG) has established specific guidelines permitting pharmaceutical manufacturers to make donations to charitable organizations which provide co-pay assistance to Medicare patients, provided that such organizations are bona fide charities, are entirely independent of and not in any way controlled or influenced by the manufacturer, provide aid to applicants on a first-come basis according to consistent financial criteria, and do not link aid to use of a donor’s product. If we establish a program to donate to independent charitable patient support foundations and our vendors or donation recipients are deemed to fail to comply with laws or regulations in the operation of these programs, we could be subject to damages, fines, penalties or other criminal, civil or administrative sanctions or enforcement actions. Further, numerous organizations, including pharmaceutical manufacturers, have received subpoenas from the U.S. Department of Justice (DOJ) and other enforcement authorities seeking information related to their patient assistance programs and support, and certain of these organizations have entered into, or have otherwise agreed to, significant civil settlements with applicable enforcement authorities. In connection with these civil settlements, the U.S. government has and may in the future require the affected companies to enter into complex corporate integrity agreements that impose significant reporting and other requirements on those companies. We cannot ensure that our compliance controls, policies and procedures will be sufficient to protect against acts of our employees, business partners or vendors that may potentially violate the laws or regulations of the jurisdictions in which we operate. Regardless of whether we have complied with the law, a government investigation could negatively impact our business practices, harm our reputation, divert the attention of management and increase our expenses.
The failure to comply with anti-bribery, anti-corruption, and anti-money laundering laws, including the Foreign Corrupt Practices Act (FCPA) and similar laws associated with our activities outside of the United States, could subject us to penalties and other adverse consequences.
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
Incentive provisions for our key executives include the granting of equity awards that vest over time, designed to encourage such individuals to stay with us. However, a low share price, whether as a result of lower than expected revenues from LUPKYNIS, disappointing progress in our development programs or as a result of market conditions generally, or other factors, could render such agreements of little value to our key executives. In such event, our key executives could be susceptible to being hired away by our competitors who could offer a better compensation package. If we are unable to attract and retain key personnel, our business, financial conditions and results of operations may be harmed.
We may not successfully manage our growth. Our success will depend upon the timely expansion of our operations and our ability to successfully manage our growth.
Our future growth, if any, may place a significant strain on our management and on our administrative, operational, and financial resources. Our ability to manage our growth effectively and in a timely fashion will require us to implement and improve our operational, financial and management systems and to expand, train, manage and motivate our employees. These demands may require the hiring of additional management personnel and the development of additional expertise by management. Any increase in resources devoted to research, commercialization, and product development without a corresponding increase in our operational, financial and management systems could harm our business, financial condition and results of operations.
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
We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Many of our employees are currently work remotely and therefore we are highly reliant on these services for our operations. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities. We do not have control over the operations of the facilities of our cloud service providers and our third party providers may be vulnerable to damage or interruption from natural disasters, the effect of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our cloud service providers service levels may harm our ability to meet our requirements and operate our business.
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
Global economic conditions weakened in 2022 driven by high inflation, supply chain challenges and the impacts of the Russia-Ukraine war. Changes in interest rates, inflation, economic growth, levels of taxation, legal and regulatory matters, foreign exchange and commodity prices may influence product purchases decisions. Our results of operations could be harmed by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our approved product and our ability to raise additional capital when needed on acceptable terms, if at all. Weak global economic conditions could decrease the number of clinical trials sites available to us and hinder our ability to conduct trials required by the FDA. A weak or declining economy could also strain our supplies, partners or third-parties, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
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
The industry in which we operate is highly competitive and we have numerous potential domestic and foreign competitors, including major pharmaceutical and chemical companies, universities, academic institutions, government agencies, public and private research organizations and large, fully-integrated pharmaceutical companies which have extensive resources and experience in research and development, process development, clinical evaluation, manufacturing, regulatory affairs, commercialization, distribution and marketing. In particular, over the course of the past few years we are aware that a number of companies have announced that they are commencing clinical trials for different treatment options for LN. Many of our potential competitors possess substantially greater research and development skills, financial, technical and marketing expertise and human resources than we do, and may be better equipped to develop, manufacture and market products. There is a risk that new products and technologies may be developed which may be more effective or commercially viable than the product being developed or marketed by us, thus making LUPKYNIS non-competitive or obsolete. There may also be market resistance to the acceptance of our new product in any indication and a risk that LUPKYNIS, even though clinically effective, is not economically viable.
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
The trading price of the common shares could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the results and adequacy of our pre-clinical studies and clinical trials, as well as those of our collaborators, or our competitors; the results of our operations, such as quarterly or annual sales figures; other evidence of the safety or effectiveness of LUPKYNIS or those of our competitors; announcements of technological innovations or new products by our competitors; governmental regulatory actions; developments with collaborators; developments (including litigation) concerning our patents or other proprietary rights of competitors; period-to-period fluctuations in operating results; guidance we may provide as to the commercial performance of LUPKYNIS; changes in estimates of our performance by securities analysts; market conditions for biotechnology stocks in general; global or local political, economic, social and health crises; market rumors; and other factors not within our control could impact the market price of the common shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
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

Under the provisions of the applicable tax legislation, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by applicable tax regulatory authorities. In addition, proposed or actual changes to applicable tax legislation may significantly impact our ability to utilize our net operating losses and tax credit carryforwards to offset taxable income in the future. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability. Additionally, should an event occur that causes or is deemed to cause a change in the residency of Aurinia Pharmaceuticals Inc. from Canada to the United States, for example, we may be subject to certain tax rules that could cause a deemed disposition of our assets for tax purposes. Should that occur, we may be subject to a material amount of tax owing, without corresponding revenue from any actual disposition of our assets. Our common shares could fall or may not increase.

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

Future issuances of equity securities by us may cause the price of the common shares to fall.

The market price of the common shares could decline because of issuances by us of additional common shares (whether for financing or acquisition purposes or otherwise), or the perception that these sales could occur. Investors will suffer dilution of their voting power and may experience dilution in earnings per share if we issue additional common shares.

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

Our management has broad discretion to use our cash and cash equivalents to fund our operations and could spend these funds in ways that do not improve our results of operations or enhance the value of our common shares. The failure by our management to apply these funds effectively could result in financial losses that could have a material adverse effect on our business, cause the trading price of our common shares to decline and adversely impact the commercialization of our product. Pending their use to fund our operations, we may invest our cash and cash equivalents in a manner that does not produce income or that loses value.

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

Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
We lease approximately 13,206 square foot facility in Victoria, British Columbia, which is used primarily as our headquarters as well as for research and development and administrative purposes. As of December 31, 2022, the fixed lease term ended for Victoria and we entered a month to month lease. We lease approximately 4,375 square feet of space in Edmonton, Alberta, which is used for general and administrative purposes. We lease approximately 30,531 square feet of space in Rockville, Maryland, which serves as our commercial office and is used for marketing as well as general and administrative purposes. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.
Item 3. Legal Proceedings
Information pertaining to legal proceedings can be found under in Note 13 Commitments and Contingencies to our consolidated financial statements included in "Financial Statements and Supplementary Data" in this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common shares are traded on The Nasdaq Global Market under the symbol "AUPH".
Holders of Record
As of February 22, 2023, there were approximately 45 registered holders of record of our common shares. The actual number of shareholders is greater than this number of registered holders of record, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Securities Authorized for Issuance Under Equity Compensation Plans
Information about our equity compensation plans are incorporated by reference to Item 12 of Part III of this Annual Report.

Stock Performance Graph

The following graph shows the value of an investment of $100 from December 31, 2017 through December 31, 2022, in our common shares, the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical share price performance of our common shares shown in the performance graph is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return 2017 to 2022
Among Aurinia Pharmaceuticals, Nasdaq Biotechnology Index, and the Nasdaq Composite Index
$600.00
$400.00
$200.00
$—
12/31/2017
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
AUPH
NASDAQ Biotechnology Index
Nasdaq Composite Index

		Cumulative Total Return Date Ended
	Ticker	December 31, 2017	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022
Aurinia Pharmaceuticals Inc.	AUPH	$100.00	$150.55	$447.24	$305.30	$504.86	$95.36
NASDAQ Biotechnology Index	^NBI	$100.00	$90.68	$112.81	$141.78	$140.88	$125.52
NASDAQ Composite Index	^IXIC	$100.00	$96.12	$129.97	$186.69	$226.63	$151.61

This performance graph shall not be deemed “soliciting material” or to be “filed” with the SEC for purposes of Section 18 of the Exchange Act or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any of our filings under the Securities Act, except to the extent that we specifically incorporate this information by reference therein, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.
Recent Sales of Unregistered Securities
During the year ended December 31, 2022, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Issuer Purchases of Equity Securities
We did not repurchase any securities during the three months ended December 31, 2022.
Dividends
We currently intend to retain all available funds and future earnings, if any, to fund the development and expansion of our business and operations, including the commercialization of LUPKYNIS and further advancement of our pipeline, and we do not anticipate paying any cash dividends in the foreseeable future. Any future determination regarding the declaration and payment of dividends (in any currency), if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other facts our Board of Directors may deem relevant.
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
The following generally discusses 2022 and 2021 items and year-to-year comparisons between 2022 and 2021. Discussion of historical items and year-to-year comparisons between 2021 and 2020 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, filed with the SEC on February 28, 2022 and such comparisons are incorporated herein by reference.

Overview
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by autoimmune, kidney and rare diseases with a high unmet medical need. In January 2021, we introduced LUPKYNIS (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN. We continue to conduct pre-clinical, clinical and regulatory activities to support the LUPKYNIS development program as well as our other assets. We engaged with Otsuka as a collaboration partner for development and commercialization of LUPKYNIS in the Otsuka Territories.
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

On September 15, 2022, the EC granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone payment to us, which was recognized as collaboration revenue during the third quarter in 2022. We continue to progress with regulatory approval with Otsuka in the other Otsuka Territories.

Our net product revenue in 2022 increased to $103.5 million from $45.5 million in 2021. We did not have any products approved for sale before 2021. We expect our net product revenue to continue to increase as we continue to execute on our post approval commercialization strategy for LUPKYNIS.

Our total cost of sales and operating expenses increased in 2022 to $245.5 million from $226.3 million in 2021, primarily as a result of additional efforts related to the commercialization of LUPKYNIS, along with an increase in cost of sales recognized for product sales. We anticipate continuing to spend in R&D to support our development programs and post approval commitments to the FDA for LUPKYNIS and in respect of our two additional assets, AUR200 and AUR300.

We ended 2022 with $389.4 million in cash, cash equivalents and restricted cash and short-term investments, which we believe to be sufficient to fund our current business plans for at least the next few years.
Critical Accounting Policies and Estimates
Our management’s discussion and analysis of our financial condition and results of operations is based on our financial statements, which have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates, judgments and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities as of the dates of the balance sheets and the reported amounts of revenue and expenses during the reporting periods. In accordance with U.S. GAAP, we base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances at the time such estimates are made. Actual results may differ materially from our estimates and judgments under different assumptions or conditions. We periodically review our estimates in light of changes in circumstances, facts and experience. The effects of material revisions in estimates, if any, are reflected in our financial statements prospectively from the date of the change in estimate.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of December 31, 2022, we did not have any material adjustments to variable consideration estimates based on actual results.
License, Collaboration and Other Revenues
We enter into out-licensing agreements in which we license certain rights to our product candidates to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees, development, regulatory and commercial milestone payments, payments for collaboration services we provide through our contract manufacturers, and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. We recorded $50.0 million for upfront, non-refundable revenue in 2020 related to the Otsuka agreement. The upfront fee of $50.0 million was fixed consideration for the transfer of the license and distribution rights and was recognized upon transfer in December 2020. In 2022, we recognized $30.6 million in license and collaboration revenue from Otsuka.
Deferred Compensation Arrangements

We have recorded deferred compensation arrangements in liabilities for estimated future employee benefits relating to applicable historical employment arrangements. In 2012, deferred compensation arrangements were approved by a resolution of the board of directors. Pursuant to ASC Topic 710 – Compensation, we recognize future benefits provided by employee retention arrangements, as deferred compensation, which is recognized when we determine that it is probable to make future payments. The deferred compensation is based on an income approach for the estimated future net revenues of voclosporin using an internal risk-adjusted net present value of the future payments to be made to the individuals.
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

Results of Operations
Comparison of the Years Ended December 31, 2022 and 2021
The following table sets forth our results of operations for the years ended December 31, 2022 and 2021:

	Years Ended December 31,
(in thousands)	2022	2021	Change
Revenue:
Product revenue, net	$103,468	$45,488	$57,980
License and collaboration revenue	30,562	117	30,445
Total revenue, net	134,030	45,605	88,425
Operating expenses:
Cost of sales	5,664	1,091	4,573
Selling, general and administrative	196,371	173,536	22,835
Research and development	44,988	51,139	(6,151)
Other (income) expense, net	(1,523)	574	(2,097)
Total cost of sales and operating expenses	245,500	226,340	19,160
Loss from operations	(111,470)	(180,735)	69,265
Interest income	5,118	529	4,589
Net loss before income taxes	(106,352)	(180,206)	73,854
Income tax expense	1,828	760	1,068
Net loss	$(108,180)	$(180,966)	$72,786
Revenues
Total net revenue were $134.0 million and $45.6 million for the years ended December 31, 2022 and 2021, respectively. Our total net revenue during 2022 increased primarily as a result of net product revenue from our two main customers for LUPKYNIS driven predominantly by further penetration in the LN market, as well as the recognition of a $30.0 million milestone payment from Otsuka following the EC granting marketing authorization of LUPKYNIS in September 2022. Revenues from our two main customers in the U.S. accounted for approximately 45% and 35%, respectively, of our total revenues for the year ended December 31, 2022.
Cost of Sales
Cost of sales were $5.7 million and $1.1 million for the years ended December 31, 2022 and 2021, respectively. The increase was primarily due to an increase in product related revenue, coupled with an increase in our inventory reserves which were mainly related to reserves on process validation batches used for FDA approval.
Gross margin for the years ended December 31, 2022 and 2021 was approximately 96% and 98%, respectively.

Selling, General and Administrative Expenses
SG&A expenses increased to $196.4 million for the year ended December 31, 2022 compared to $173.5 million for the year ended December 31, 2021. SG&A expenses consisted of the following:

	Years Ended December 31,		Change
(in thousands)	2022	2021
Salaries, incentive pay and employee benefits	$82,129	$78,991	$3,138
Professional fees and services	58,759	45,551	13,208
Share-based compensation expense	28,438	26,432	2,006
Other corporate costs	15,826	14,733	1,093
Travel, trade shows and sponsorships	11,219	7,829	3,390
	$196,371	$173,536	$22,835
The primary drivers for the increase of $22.8 million in SG&A were an increase of professional fees and services mainly related to corporate legal matters and pharmacovigilance; and travel, trade shows and sponsorships to support the commercialization of LUPKYNIS. Additionally, salaries, incentive pay and employee benefits increased due to inflationary increases and routine year over year merit and promotion increases.
We expense SG&A costs in the periods in which they are incurred. We anticipate continuing to incur significant expenses in SG&A to support the commercialization of LUPKYNIS.
Research and Development Expenses
R&D expenses decreased to $45.0 million for the year ended December 31, 2022 compared to $51.1 million for the year ended December 31, 2021. R&D expenses consisted of the following:

	Years Ended December 31,		Change
(in thousands)	2022	2021
Contract research organizations (CRO) and developmental expenses	$18,451	$31,098	$(12,647)
Clinical supply and distribution	8,614	4,180	4,434
Salaries, incentive pay and employee benefits	14,034	11,008	3,026
Share-based compensation expense	3,271	4,442	(1,171)
Other costs	618	411	207
	$44,988	$51,139	$(6,151)
The primary drivers for the decrease of R&D were due to the $10.0 million upfront license and accrued milestone expense within the CRO and developmental expenses line item for AUR300 in the prior year, offset partially by additional expenses related to AUR200 and AUR300 for the year ended December 31, 2022.
We spent approximately $13.5 million and $16.0 million on early stage pre-clinical research programs in the years ended December 31, 2022 and 2021, respectively. The spend does not include internal resource expenses as we currently do not track these for early stage research programs, prior to IND.
We expect our R&D expenses will increase as we continue to meet our post-approval obligations for LUPKYNIS with the FDA, invest in R&D activities related to developing voclosporin and product candidates, and as programs advance into later stages of development and we begin to conduct larger clinical trials. The process of conducting the necessary clinical research to obtain regulatory approval is costly and time-consuming, and R&D is highly uncertain. As a result, we are unable to determine the duration and completion costs of our R&D projects or when and to what extent we will generate revenue from the commercialization and sale of any of our product candidates.

Other Expenses (Income), Net

Other income was $1.5 million for the year ended December 31, 2022 compared to other expense of $0.6 million for the year ended December 31, 2021. The primary driver for the change was the revaluation of deferred compensation based on a change in discount rate.

Interest Income

Interest income was $5.1 million for the year ended December 31, 2022 compared to $0.5 million for the year ended December 31, 2021. The increase was mainly due to higher yields on our investments as a result of increasing interest rates.

Liquidity and Capital Resources
As of December 31, 2022, we had cash, cash equivalents and restricted cash of $94.2 million and short-term investments of $295.2 million compared to cash, cash equivalents and restricted cash of $231.9 million and short-term investments of $234.2 million at December 31, 2021. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of December 31, 2022 and 2021, we had working capital of $396.4 million and $472.7 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards the development of our AUR200 and AUR300 assets. Taking into consideration the cash, cash equivalents and restricted cash and investments as of December 31, 2022, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post-approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations for at least the next few years.
The following table summarizes our cash flows for December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Net cash (used in) provided by:
Operating activities	$(79,529)	$(157,692)	$(69,858)
Investing activities	(60,632)	(103,870)	(158,186)
Financing activities	2,433	221,112	194,375
Net change in cash and cash equivalents	$(137,728)	$(40,450)	$(33,669)

Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2022 was $79.5 million, compared to $157.7 million, for the year ended December 31, 2021. Net cash used in both periods was primarily related to the continued investment in commercialization activities, payments made for our ongoing post approval obligations, advancement of our pipeline, and inventory purchases partially offset by cash receipts from sales of LUPKYNIS. The decrease in net cash used for operating activities is primarily due to an increase in cash receipts from sales of LUPKYNIS and the milestone payment received from Otsuka in 2022 related to the EC marketing authorization.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2022 was $60.6 million compared to $103.9 million for the year ended December 31, 2021. Investing activities during 2022 consisted primarily of $524.0 million for purchases of investments of commercial paper and corporate bonds offset by $464.3 million in proceeds as discussed in Note 4 of the audited consolidated financial statements for the year ended December 31, 2022. The decrease in cash used in investing activities is mainly related to the shift to a shorter duration of investments in our portfolio in 2022 in addition to upfront lease and license payments made in 2021 not recurring in 2022.
Cash Flows from Financing Activities
Cash provided by financing activities for the year ended December 31, 2022 was $2.4 million compared to cash provided by financing activities of $221.1 million for the year ended December 31, 2021. The decrease in cash provided by financing activities is mainly due to the Company not completing financings and less stock option exercises occurring in 2022.
A discussion of changes in our cash flow from the year ended December 31, 2020 to the year ended December 31, 2021 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2021 Form 10-K.
November 2021 ATM facility
In November 2021, we entered into an Open Market Sale Agreement under which we issued 10.2 million common shares, resulting in net proceeds of $196.7 million through December 31, 2022. There were no sales subsequent to December 31, 2021. In February 2022, we terminated the Open Market Sale Agreement and no further sales occurred.
We intend to use the net proceeds to fund our operations, which includes, but is not limited to, commercial activities, including our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations.

Material Cash Requirements
As of December 31, 2022, our material short-term cash requirements are approximately $181.4 million. We anticipate our long-term cash requirements to be approximately $157.5 million, which does not include per annum requirements related to human capital, insurance and government payor rebates, each of which we anticipate to fluctuate based on future requirements (those per annum amounts, calculated on a short-term cash requirement basis, amount to approximately $104.9 million). These short and long-term cash requirement estimates are all based on our current operating plans and strategies, and could fluctuate if our plans were to change.
Our material cash requirements include the following:
•short-term per annum expenses for human capital (which includes estimates for personnel headcount, performance bonuses, salaries, benefits and commissions);
•payor and government rebates and co-payment programs;
•marketing and promotional services;
•corporate insurance premiums;
•cash requirements related to R&D projects, clinical trials, milestone expenses and post-approval related studies and support;
•short-term and long-term lease liabilities included on our consolidated balance sheet or Note 15 Leases for further details;
•deferred compensation arrangements included on our consolidated balance sheet or Note 14, Deferred Compensation and Other Non-Current Liabilities for further details; and
•purchases for inventory and production costs to support our commercial and clinical product supply requirements, as well as capital expenditures. For further details see Note 13, Commitments and Contingencies.

There are several factors that we believe could impact our future cash requirements, including:
•the amount of revenue received from commercial sales of LUPKYNIS, from our licensing partners and potential future drug candidates;
•the scope, rate of progress, results and costs of our clinical trials, preclinical studies and other related regulatory requirements and activities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•the number and characteristics of the R&D assets we seek to acquire, develop or commercialize;
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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of December 31, 2022 our investment portfolio includes cash. cash equivalents and restricted cash and investments of $389.4 million that earn interest at market rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S government agencies as well as corporate debt securities. As of December 31, 2022, these instruments have a maturity of less than a year.
As of December 31, 2022, a hypothetical annual change of 100 basis points on the interest rates of our investments would result in a $3.0 million fluctuation of interest income in our portfolio.
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
As of December 31, 2022, we had approximately $2.2 million of foreign denominated third-party payables included in the Company's accounts payable and accrued liabilities balance. An assumed 10% fluctuation in the exchange rates would have an approximate $0.2 million fluctuation in the amounts due. There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of December 31, 2022.
Inflation Risk
Inflation has continued to increase during 2022 and is expected to continue to increase for the near future. Inflation generally affects us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. In addition, our investment portfolio may experience the risk of realized losses on our investments if we were to sell before maturity due to the market volatility caused by increasing interest rates.
Credit Risk
Our exposure to credit risk generally consists of cash and cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity.

We are subject to credit risk in connection with our accounts receivable due from our two customers which accounted for all of our accounts receivable, net balances as of December 31, 2022. We monitor economic conditions and the creditworthiness of our customers. We regularly communicate with our customers regarding the status of receivable balances and have not experienced any issues with collectability. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. In 2022, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers or write any amounts off.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2022, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2022.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP an independent registered public accounting firm, as stated in their attestation report herein, which appears in the "Index to Consolidated Financial Statements" in Part IV.
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
During the quarter ended December 31, 2022, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2023 Annual Meeting of Shareholders (or amended Annual Report on Form 10-K) to be filed with the SEC by April 28, 2023 (our Proxy Statement) and is incorporated in this Annual Report by reference.
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
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section headed “Appointment of Selection of Independent Registered Public Accounting Firm” in our Proxy Statement and is incorporated in this Annual Report by reference.

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

		Incorporation by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Amalgamation, as amended, as currently in effect	10-K	001-36421	3.1	02/24/21

3.2	Amended and Restated By-Law No. 2 amended as currently in effect	8-K	001-36421	3.2	04/27/21

4.1	Form of Common Shares Certificate of the Company	10-K	001-36421	4.1	02/24/21

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Description of the Registrant's Common Shares	10-K	001-36421	4.3	02/24/21

10.1+	Form of Indemnity Agreement between the Registrant and each of its Directors and Executive Officers	10-K	001-36421	10.1	02/24/21

10.2+	Form of Option Commitment under the Equity Incentive Plan	S-8	333-216447	99.2	03/03/2017

10.3+	Aurinia Pharmaceuticals Inc. Amended and Restated Equity Plan	S-8	333-257424	10.1	06/25/21

10.4+	Aurinia Pharmaceuticals Inc. 2021 Employee Share Purchase Plan	S-8	333-257424	10.2	06/25/21

10.5	Collaboration and Licensing Agreement between the Registrant and Otuska Pharmaceutical Co. Ltd. dated December 17, 2020	6-K	001-36421	99.2	12/30/20
10.6#	Manufacturing Services Agreement between the Registrant and Lonza Ltd. dated November 16, 2020	10-K	001-36421	10.5	02/24/21

10.7#	Collaboration & License Agreement between Aurinia Pharmaceuticals Inc. and Riptide Bioscience Inc. dated August 16, 2021	8-K	001-36421	99.1	08/17/21

10.8#	Lease agreement for space at 77 Upper Rock Circle, Rockville, MD between BOF II MD 77 Upper Rock LLC and Aurinia Pharma U.S. Inc. dated March 12, 2020	10-K	001-36421	10.6	02/24/21

10.9#	Lease agreement for space at Suite No. 1203 and No. 1201 Building No. 100, 4464 Markham Street Victoria, BC between University of Victoria Properties Investments, Inc. and the Registrant dated October 30, 2020	10-K	001-36421	10.8	02/24/21

10.10#	Softgel Commercial Supply Agreement between the Registrant and Catalent Pharma Solutions, LLC dated August 28, 2020	10-K	001-36421	10.9	02/24/21

10.11	Settlement Agreement among ILJIN Life Science Co. Ltd., Isotechnika Pharma Inc., and Aurinia Pharmaceuticals Inc., dated April 3, 2013	10-K	001-36421	10.10	02/24/21

10.12+#	Employment Agreement between Aurinia Pharma U.S., Inc. and Peter Greenleaf dated April 11, 2019	10-K	001-36421	10.11	02/24/21

10.13+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Max Donley dated July 15, 2019	10-K	001-36421	10.13	02/24/21

10.14+#	Employment Agreement between the Registrant and Michael Martin dated October 1, 2017	10-K	001-36421	10.15	02/24/21

10.15+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Joe Miller dated April 8, 2020	10-K	001-36421	10.16	02/24/21

10.16+#	Employment Agreement between the Registrant and Stephen Robertson dated September 29, 2020	10-K	001-36421	10.17	02/24/21

10.17+	Form of Inducement Grant Option Commitment	10-K	001-36421	10.20	02/24/21

10.18+#	Employment Agreement between Aurinia U.S. Pharma Inc., and Volker Knappertz, M.D., dated July 11, 2022	10-Q	001-36421	10.22	11/03/22

10.19+#	Employment Agreement between Aurinia U.S. Pharma Inc., and Scott Habig, dated June 27, 2022	10-Q	001-36421	10.23	11/03/22

10.20+*	Form of Inducement Restricted Stock Unit Award

10.21+*	Form of Restricted Stock Unit Award under the Equity Incentive Plan

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained in signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AURINIA PHARMACEUTICALS INC.

February 27, 2023	By:	/s/ Peter Greenleaf
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

Name	Title	Date

/s/ Peter Greenleaf	Chief Executive Officer, Director	February 27, 2023
Peter Greenleaf	(Principal Executive Officer)

/s/ Joseph Miller	Chief Financial Officer	February 27, 2023
Joseph Miller	(Principal Financial and Accounting Officer)

/s/ Brinda Balakrishnan	Director	February 27, 2023
Brinda Balakrishnan, M.D., Ph.D.

/s/ Daniel Billen	Director	February 27, 2023
Daniel Billen, Ph.D.

/s/ Joseph P. Hagan	Director	February 27, 2023
Joseph P. Hagan

/s/ David R.W. Jayne	Director	February 27, 2023
David R.W. Jayne, M.D., FRCP, FRCPE, FMedSci

/s/ Jill Leversage	Director	February 27, 2023
Jill Leversage

/s/ R. Hector MacKay-Dunn	Director	February 27, 2023
R. Hector MacKay-Dunn, J.D., Q.C.

/s/ George M. Milne, Jr.	Chairman	February 27, 2023
George M. Milne, Jr., Ph.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Aurinia Pharmaceuticals Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aurinia Pharmaceuticals Inc. and its subsidiaries (together, the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in *Internal Control – Integrated Framework* (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in *Internal Control – Integrated Framework* (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Annual Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company's consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

PricewaterhouseCoopers LLP
PwC Centre, 354 Davis Road, Suite 600, Oakville, Ontario, Canada L6J 0C5
T: +1 905 815 6300, F: +1 905 815 6499

"PwC" refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

Measurement of Deferred Compensation Liability

As described in Notes 2 and 14 to the consolidated financial statements, the Company recorded deferred compensation and other non-current liabilities of $12 million as of December 31, 2022 which primarily included the deferred compensation liability. The deferred compensation arrangements are the result of a resolution of the board of directors of the Company dated March 8, 2012 whereby certain executive officers at that time were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time, and these obligations were also contingent on the occurrence of uncertain future events. The Company recognizes future benefits provided by employee retention arrangements as a deferred compensation liability when the Company determines that it is probable to make future payments. The deferred compensation liability, which is based on the income approach, is the present value of the future payments to be made to the individuals (the model). These future payments are based on royalty rates applied to estimated future net revenues of voclosporin (estimated future net revenues). The royalty rates applied to the estimated future net revenues are dependent on the type of net revenue earned. Significant judgments and estimates are used in determining the deferred compensation liability which include the determination of assumptions related to estimated future net revenues and the discount rate. The estimated future net revenues for the United States includes assumptions related to the number of patients being treated, dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications which management developed with the assistance of an internal scientific team and third party consultants (management's specialists).

The principal considerations for our determination that performing procedures relating to measurement of the deferred compensation liability is a critical audit matter are (i) the significant judgment by management, including the use of management's specialists, when developing the assumptions to determine the deferred compensation liability, which in turn led to; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures related to the assumptions used by management and management's specialists including the estimated future net revenues for the United States and the discount rate; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the measurement of the deferred compensation liability, including controls over management's development of the number of patients being treated, dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration, potential future use in new indications and discount rate assumptions utilized in the measurement of the deferred compensation liability. These procedures also included, among others (i) evaluating and testing management's process for determining the deferred compensation liability; (ii) evaluating the appropriateness of the model used; and (iii) testing the completeness and accuracy of underlying data used in the determination of the deferred compensation liability. The work of management's specialists was used in performing the procedures to evaluate the estimated future net revenues which included evaluating the reasonableness of the assumptions relating to the number of patients being treated, dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications. As a basis for using this work, the qualifications of

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Oakville, Canada
February 27, 2023

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands)	2022	2021
Assets
Current assets:
Cash, cash equivalents and restricted cash	$94,172	$231,900
Short-term investments	295,218	234,178
Accounts receivable, net	13,483	15,414
Inventories, net	24,752	19,326
Prepaid expenses	13,580	11,710
Other current assets	1,334	796
Total current assets	442,539	513,324

Non-current assets:
Other non-current assets	13,339	11,838
Property and equipment, net	3,650	4,418
Acquired intellectual property and other intangible assets, net	6,425	8,404
Right-of-use assets, net	4,907	5,383
Total assets	$470,860	$543,367

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued liabilities	39,990	34,947
Deferred revenue	3,148	190
Other current liabilities	2,033	4,450
Operating lease liabilities	936	1,059
Total current liabilities	46,107	40,646

Non-current liabilities:
Deferred compensation and other non-current liabilities	12,166	15,950
Operating lease liabilities	7,152	7,680
Total liabilities	65,425	64,276

Commitments and Contingencies (Note 13)

Shareholders’ Equity:
Common shares - no par value, unlimited shares authorized, 142,268 and 141,600 shares issued and outstanding at December 31, 2022 and 2021, respectively	1,185,309	1,177,051
Additional paid-in capital	85,489	59,014
Accumulated other comprehensive loss	(1,061)	(852)
Accumulated deficit	(864,302)	(756,122)
Total shareholders' equity	405,435	479,091

Total liabilities and shareholders' equity	$470,860	$543,367
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands, except per share data)	2022	2021	2020
Revenue:
Product revenue, net	$103,468	$45,488	$—
License and collaboration revenue	30,562	117	50,118
Total revenue, net	134,030	45,605	50,118
Operating expenses:
Cost of sales	5,664	1,091	—
Selling, general and administrative	196,371	173,536	97,272
Research and development	44,988	51,139	50,327
Other (income) expense, net	(1,523)	574	6,809
Total cost of sales and operating expenses	245,500	226,340	154,408
Loss from operations	(111,470)	(180,735)	(104,290)
Interest income	5,118	529	1,516
Net loss before income taxes	(106,352)	(180,206)	(102,774)
Income tax expense	1,828	760	(94)
Net loss	(108,180)	(180,966)	(102,680)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net of tax of nil	(209)	(47)	—
Comprehensive loss	$(108,389)	$(181,013)	$(102,680)
Basic and diluted loss per common share	$(0.76)	$(1.40)	$(0.87)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	141,915	129,369	118,473
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares		Additional Paid-In Capital	Accumulated other comprehensive loss	Accumulated Deficit	Total Shareholders' Deficit
(in thousands)	Shares	Amount
Balance - January 1, 2020	111,798	$746,487	$25,394	$(805)	$(472,476)	$298,600
Issuance of common shares upon public offerings, net of issuance costs	13,333	187,732	—	—	—	187,732
Exercise of warrants	1	2	(1)	—	—	1
Exercise of stock options	1,593	10,107	(3,464)	—	—	6,643
Share-based compensation	—	—	17,454	—	—	17,454
Net loss	—	—	—	—	(102,680)	(102,680)
Balance at December 31, 2020	126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Issuance of common shares upon public offerings, net of issuance costs	10,166	196,740	—	—	—	196,740
Exercise of warrants	1,434	2,102	(1,737)	—	—	365
Exercise of stock options	3,238	33,073	(9,652)	—	—	23,421
Issuance of common shares in conjunction with ESPP program	37	808	(223)	—	—	585
Share-based compensation	—	—	31,243	—	—	31,243
Unrealized loss on available-for-sale securities, net	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(180,966)	(180,966)
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options and vesting of performance awards and restricted stock units	383	5,064	(4,543)	—	—	521
Issuance of common shares in conjunction with ESPP program	285	3,194	(1,282)	—	—	1,912
Share-based compensation	—	—	32,300	—	—	32,300
Unrealized loss on available-for-sale securities, net	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	(108,180)	(108,180)
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2022	2021	2020
Cash flows from operating activities:
Net loss	$(108,180)	$(180,966)	$(102,680)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	2,706	2,761	1,371
Upfront license and milestone expense	—	10,000	—
Share-based compensation	32,300	31,243	17,454
Write-down of inventory	3,646	245	—
Other, net	(3,184)	658	9,477
Net changes in operating assets and liabilities:
Accounts receivable, net	1,927	(15,415)	(650)
Inventories, net	(9,072)	(5,644)	(13,927)
Prepaid expenses and other current assets	(2,404)	(5,335)	2,559
Non-current assets	(839)	247	—
Right of use assets	476	106	(5,489)
Accounts payable and accrued liabilities	699	4,076	13,620
Deferred revenue	3,048	—	—
Lease liabilities	(652)	332	8,407
Net cash used in operating activities	(79,529)	(157,692)	(69,858)
Cash flows from investing activities:
Proceeds from investments	464,316	354,427	52,108
Purchase of investments	(523,993)	(438,958)	(202,951)
Upfront lease payment	(663)	(11,838)	—
Upfront license payment	—	(6,000)	—
Purchase of long-lived assets and intangibles	(292)	(303)	(5,668)
Additions to internal use-software implementation costs	—	(1,198)	(1,675)
Capitalized patent costs	—	—	—
Net cash used in investing activities	(60,632)	(103,870)	(158,186)
Cash flows from financing activities:
Proceeds from issuance of common shares pursuant to Public Offering, net of issuance costs	—	196,740	187,732
Proceeds from exercise of stock options and employee share purchase plan	2,433	24,007	6,642
Proceeds from exercise of warrants	—	365	1
Net cash provided by financing activities	2,433	221,112	194,375
Net (decrease) increase in cash and cash equivalents during the year	(137,728)	(40,450)	(33,669)
Cash and cash equivalents, beginning of the year	231,900	272,350	306,019
Cash, cash equivalents and restricted cash, end of the year	$94,172	$231,900	$272,350

Supplemental cash flow information:
Cash received for interest	$2,344	$749	$1,884
Cash paid for taxes	$(1,979)	$(257)	$(261)

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash, cash equivalents	$94,088	$231,643	$272,350
Restricted cash	84	257	—
Total cash, cash equivalents and restricted cash	$94,172	$231,900	$272,350
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia or the Company) is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations that are impacted by autoimmune, kidney and rare diseases with a high unmet medical need. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first U.S. Food and Drug Administration (FDA) approved oral therapy for the treatment of adult patients with active lupus nephritis (LN) and continues to conduct pre-clinical, clinical and regulatory activities to support the LUPKYNIS development program as well as our other assets. We engaged with Otsuka Pharmaceutical Co., Ltd. (Otsuka) as a collaboration partner for development and commercialization of LUPKYNIS in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the Otsuka Territories).

On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 and AUR300 are currently undergoing pre-clinical development with projected submission of Investigational New Drug Applications (INDs) to the FDA for AUR200 in 2023 and for AUR300 in 2024.
On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS to Otsuka. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland.
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
Certain prior year amounts and notes to the consolidated financial statements have been reclassified to conform with the current year presentation. Other current assets and deferred revenue which were previously included in prepaid expenses and other current liabilities respectively, has been separately presented on the consolidated balance sheets as of December 31, 2022. Inventory reserves which was previously included in other, net on the consolidated statements of cash flows, has been separately presented for the years ended December 31, 2022 and December 31, 2021. Additionally, amortization of intangible assets which was presented separately on the statements of operations, has been included in SG&A and is included with depreciation on the consolidated statements of cash flows. Accounts payable and accrued liabilities and cash, cash equivalents and restricted cash and short-term investments balances have been reclassified in the notes to the consolidated financial statements. These reclassifications have no impact on previous reported total assets, total liabilities, net loss, stockholders’ equity or operating cash flows.
Principles of consolidation: These financial statements present the consolidated financial position of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated) as of December 31, 2022 and 2021, and the results of operations and cash flows for the three years ended December 31, 2022, 2021 and 2020. All intercompany accounts and transactions have been eliminated in consolidation.
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

Functional currency: The functional currency for the Company and all of its foreign subsidiaries is determined to be the U.S. dollar, therefore there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the consolidated statement of operations. All monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Non-monetary assets and liabilities (along with their related expenses) are translated at the rate of exchange in effect on the date assets were acquired. Monetary income and expense items are translated at the average foreign currency period. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the consolidated statements of operations.

COVID-19: U.S. GAAP requires management to make estimates and assumptions that affect amounts reported in the annual consolidated financial statements and accompanying notes. The annual consolidated financial statements reflect all adjustments of a normal, recurring nature that are, in the opinion of management, necessary for a fair presentation of results for these interim periods. The full extent to which the novel coronavirus (COVID-19) pandemic will directly or indirectly impact the Company’s financial statements related to our estimates and assumptions or results of operations will depend on future developments that are uncertain at this time. As events continue to evolve and additional information becomes available, the Company’s estimates may change materially in future periods.
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
Concentration of credit risk: Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and restricted cash, short term investments and accounts receivable, net. The Company attempts to minimize the risks related to cash and cash equivalents and restricted cash and investments by investing in a range of financial instruments. The Company established guidelines related to credit ratings and maturities intended to safeguard principal balances, earn a return on investments and to maintain liquidity. The Company's investment portfolio is maintained in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company does not enter into any investment transaction for trading or speculative purposes.
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
The Company is exposed to financial risk related to the fluctuation of foreign currency exchange rates which could have a material effect on its future operating results or cash flows. Foreign currency risk is the risk that variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc and Great British Pound will affect the Company's operating and financial results. The Company holds the majority of its cash and cash equivalents in U.S. dollars and the majority of its expenses, including commercial and clinical trial costs are also denominated in U.S. dollars, which mitigates the risk of material foreign exchange fluctuations.
Major customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partner for sales of LUPKYNIS in the Otsuka Territories. Revenues from the Company's two main customers in the U.S. accounted for approximately 45% and 35%, respectively, of the Company's total revenues for the year ended December 31, 2022. The two main customers accounted for 100% of the Company’s accounts receivable, net balance as of December 31, 2022. Otsuka, the Company's collaboration partner for sales outside the U.S. accounted for approximately 20% of the Company's total revenue for the year ended December 31, 2022.
In late March 2022, the Company provided a nominal additional discount to both of its two main U.S. customers, applicable for the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand due to supply chain concerns. In December 2022, the Company extended the nominal discount to the end of 2023. Such discounts, or any future discounts, may result in reduced sales to these customers in subsequent periods and substantial fluctuations in our revenues from period to period. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses. The Company has had no historical write-offs related to our customers or receivables.
Accounts receivable, net: Accounts receivables are stated at their net realizable value. The Company's accounts receivable represents amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 10). Sales and services that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of December 31, 2022 and December 31, 2021, accounts receivable, net are $13.5 million and $15.4 million, respectively. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. The Company's standard credit terms range from 30 to 45 days. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less.
The Company's estimates the allowance for doubtful accounts using the current expected credit loss (CECL) model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. The Company evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature of the Company's accounts receivable, it determined that an allowance for doubtful accounts was nil at December 31, 2022 and December 31, 2021.

Accounts receivables are recorded net of estimates of variable consideration for which reserves are established and which result from discounts that are offered within contracts between us and two specialty pharmacies and one specialty distributor in the United States. These reserves are recorded as a reduction of accounts receivable.
Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of operating accounts, money market funds and bank money market accounts which are recorded at fair value. Cash and cash equivalents totaled $94.2 million as of December 31, 2022. The Company has invested its cash reserves in short term U.S. dollar denominated, fixed rate, highly liquid and highly rated financial instruments such as treasury notes, banker acceptances, bank bonds, and term deposits.
Restricted cash: Restricted cash consists of the 2021 Employee Share Purchase Plan (ESPP) deposits of $0.1 million and $0.3 million as of December 31, 2022 and December 31, 2021, respectively.
Investments: The Company classifies its debt securities as either held to maturity or available-for-sale in accordance with the Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) Topic 320, Investments — Debt Securities. Investments classified as held to maturity are carried at amortized cost when management has the positive intent and ability to hold them to maturity. Investments classified as available-for-sale are carried at fair value with unrealized losses reported in other comprehensive loss within shareholders’ equity. Realized losses on available-for-sale securities are recorded in other income (expense), net. Interest income (expense) is recorded separately on the consolidated statements of operations. The cost of securities sold is based on the specific-identification method.
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
Acquired intellectual property and patents
External patent costs specifically associated with preparing, filing, obtaining and protecting patents are capitalized and amortized straight-line over the shorter of the estimated useful life and the patent life, commencing in the year of the grant of the patent. Other intellectual property expenditures are recorded as R&D expenses on the consolidated statements of operations as incurred. Patents do not contain the option to extend or renew. External legal costs incurred to defend a patent are capitalized when it is believed that the future economic benefit of the patent will be increased and a successful defense is probable.
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
Property, plant and equipment: Property, plant and equipment are recorded at cost and are depreciated using the straight-line method. Expenditures for additions are capitalized and leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal.
Recoverability and impairment of long-lived assets: ASC Topic 360 requires long-lived assets, including definite-lived intangible assets, to be evaluated for impairment when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by the asset group are less than the asset’s carrying amount, impairment is recognized in the amount of excess of the carrying value over the fair value. The Company recorded no asset impairment charges during the years ended December 31, 2022, 2021 and 2020.

Leases: The Company assesses all contracts at inception to determine whether a lease exists. The Company’s leases are all classified either as operating or finance leases per ASC 842. The Company leases office space under operating leases that typically provide for the payment of minimum annual rentals and may include scheduled rent increases. The Company also entered into a manufacturing agreement that contained an embedded lease of a dedicated manufacturing facility that will be accounted for as a finance lease once lease commencement begins (see Note 15).
The Company made an accounting policy election, the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Company's consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations. Fixed costs associated with these arrangements are disclosed in Note 15 of the financial statements.
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
The Company is required to use judgment to determine the most appropriate model to use to measure the deferred compensation liability and is required to use significant judgment and estimates in determining the inputs into the model. The royalty rates applied to the net revenue are dependent on the type of net revenue earned, which includes product sales and royalty revenue. There are multiple unobservable and inherently uncertain inputs. The determination of this deferred compensation is subject to significant judgments and estimates in determining the assumptions related to future net revenues and the determination of the discount rate for the net present value calculation. The net revenue estimate for the United States includes assumptions related to the number of patients being treated (including patients who initially start taking the product but subsequently discontinue), dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications. Additional variables for ex-U.S. geographies include timing of approval in ex-U.S. territories, escalating royalty rates, net pricing, government payor coverage of the product, and market penetration. In determining the estimate for ex-U.S. revenues, the Company relies on forecasts provided by its collaboration partner.
Management developed the model and inputs in conjunction with their internal scientific team and utilized third party scientific studies, information provided by third party consultants engaged by the Company, information from medical and pharmacy claims databases and research papers as sources to develop their inputs; application and usage of these inputs is also informed by product sales and distribution data, ongoing market research fielded by the company and third parties, and our continually evolving understanding of the market as the U.S. launch progresses. Management believes the liability is based on reasonable assumptions; however, these assumptions may be incomplete or inaccurate and unanticipated events and circumstances may occur. There are numerous significant inputs into the model all of which individually or in combination may result in a material change to the obligation.
Initially, these obligations are measured at the present value of expected future payments to be made in respect of services provided by employees up to the end of the reporting periods. Subsequent re-measurements as a result of performance obligations met by the Company or changes in assumptions are recognized in the consolidated statement of operations.
Contingencies: In the normal course of business, the Company may be subject to loss contingencies, such as legal proceedings, amounts arising from contractual arrangements and claims arising out of the Company’s business that cover a wide range of matters, including, among others, government investigations, shareholder lawsuits, product and environmental liability, and tax matters. In accordance with ASC Topic 450, Accounting for Contingencies, (ASC 450), the Company records accruals for such loss contingencies when it is probable that a liability will be incurred, and the amount of loss can be reasonably estimated. The Company, in accordance with this guidance, does not recognize gain contingencies until realized or realizable.
Common Shares: The Company’s shares have no par value and therefore, upon issuance of shares, all amounts related to the shares are credited to common shares on the balance sheet. The value of common shares includes cash amounts received or paid for the shares and the fair value of equity awards and warrants. Amounts for common shares are offset by share issue costs associated with equity offerings.
Inventories: Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories mainly include third party manufacturing costs, transportation, storage, insurance and allocated internal labor. The Company assesses recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories.
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
Product Revenues
In the United States (and territories), the Company sells LUPKYNIS primarily to a limited number of specialty pharmacies and specialty distributors. These customers subsequently resell the Company's products to health care providers and patients. Revenues from product sales are recognized when the customer obtains control of the Company's product, which typically occurs upon delivery to the customer.
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
The Company's estimates of reserves established for variable consideration are calculated based upon utilizing the expected value method. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as addition information becomes available.
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of December 31, 2022, the Company did not have any material adjustments to variable consideration estimates based on actual results.
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

Payor Rebates and Administration Fees: Payor rebates and administration fees represent our estimated obligations to third parties, primarily benefit managers. Accruals are recorded in the same period the related revenue is recognized, resulting in a reduction of product revenue and the establishment of a liability. These rebates and fees result from formulary position and price increase limit allowances (price protection) and administration fees. The calculation of the accrual for these items are based on the estimated payors buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period.
Manufacturing Supply Services: The Company also has agreements with its partners that include a promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion are generally considered as options. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded as product sales when the licensee obtains control of the goods, which is typically upon delivery. Certain agreements include terms where the Company can partially bill for drug substance used before the manufacturing cycle is complete, resulting in a deferred revenue which is to be recognized once delivery occurs.
License and Collaboration Revenue
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
Other Services Revenue: The Company’s agreements may include R&D, manufacturing or other services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue either over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date or at a point in time as the related performance obligations are satisfied.
Royalty Revenue
For arrangements that include sales-based royalties, revenue is recognized when the underlying product sales have occurred. Revenue is recorded based on estimated quarterly net sales reports provided by our partner. Differences between actual results and estimated amounts are adjusted in the period in which they become known, which typically follows the quarterly period in which the estimate is made. Sales based milestone payments are recognized in the period once the milestone objectives have been achieved.
Costs to obtain a contract
As the majority of our contracts are short-term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. The costs are recorded within SG&A.
Cost of sales: Cost of sales consist primarily of cost of inventories for LUPKYNIS and semi-finished product, which mainly includes third party manufacturing costs, transportation, storage, insurance and allocated internal labor. Cost of sales also includes costs related to collaboration revenues.
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
R&D expenses for the years ended December 31, 2022, 2021 and 2020, were $45.0 million, $51.1 million and $50.3 million, respectively, and are included in total cost of sales and operating expenses on the accompanying consolidated statements of operations.
Selling, general and administrative expenses: The Company's SG&A expenses include commercial and allocated administrative personnel, corporate facility and external costs required to support the marketing and sales of LUPKYNIS. These
SG&A costs include corporate facility operating expenses and allocated depreciation; commercial, marketing, advertising, pharmacovigilance, publications, tradeshows, advisory boards, samples and operations in support of LUPKYNIS; patient assistance program costs; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit and government affairs. We expense SG&A expenses as they are incurred.

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

Advertising and marketing costs are expensed as incurred and included in SG&A. For the years ended December 31, 2022, 2021 and 2020, advertising and marketing costs totaled $16.3 million, $15.4 million and $10.0 million, respectively.

SG&A expenses for the years ended December 31, 2022, 2021 and 2020 were $196.4 million, $173.5 million and $97.3 million, respectively, and are included in total cost of sales and operating expenses on the accompanying consolidated statements of operations.
Shared-based compensation: The Company follows ASC Topic 718, Compensation - Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company records compensation expense based on the fair value on the grant date using the graded accelerated vesting method for all share-based payments related to stock options, performance awards (PAs), restricted stock units (RSUs) and purchases under the Company's 2021 ESPP. The estimated fair value of performance-based awards is measured on the grant date and is recognized when it is determined that it is probable that the performance condition will be achieved. The Company has elected a policy for all share-based awards to estimate forfeitures based on historical forfeiture experience at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.
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
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to make annual disclosures about transactions with a government (including government assistance) by analogizing to a grant or contribution accounting model. The required disclosures include the nature of the transaction, the entity's related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the ASU effective January 1, 2022, with no material impact on the consolidated financial statements.
3. Fair Value Measurement
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

The following table summarizes the financial assets (cash, cash equivalents, restricted cash and short-term investments) measured at fair value on a recurring basis:

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency security	—	4,948	—	4,948
Corporate bond	—	104,080	—	104,080
Commercial paper	—	125,187	—	125,187
Treasury bill	—	12,282	—	12,282
Treasury bond	—	42,220	—	42,220
Yankee bond	—	6,501	—	6,501
Total financial assets	$94,172	$295,218	$—	$389,390

	December 31, 2021
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$231,900	$—	$—	$231,900
Certificates of deposit	—	3,140	—	3,140
Corporate bond	—	21,820	—	21,820
Commercial paper	—	206,724	—	206,724
Treasury bill	—	2,494	—	2,494
Total financial assets	$231,900	$234,178	$—	$466,078

The Company's Level 1 instruments include cash, cash equivalents and restricted cash that are valued using quoted market prices. We estimate the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our short-term investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At December 31, 2022 and December 31, 2021, we reclassified $125.2 million and $206.7 million of commercial paper from Level 1 to Level 2, respectively. Additionally, at December 31, 2022 and December 31, 2021, the weighted average remaining contractual maturities of our Level 2 investments were approximately for 7 months and 8 months, respectively. It is the Company's intent for these investments to have an overall rating of A-1, or higher, by Moody’s, Standard & Poor’s and Fitch.

No credit loss allowance was recorded as of December 31, 2022 and December 31, 2021, as we do not believe the unrealized loss is a result of a credit loss due to the nature of our investments. We also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.

Refer to Note 4, “Cash, Cash Equivalents and Restricted Cash and Short-Term Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.

4. Cash, Cash Equivalents and Restricted Cash and Short-Term Investments

As of December 31, 2022 and December 31, 2021, the Company had $389.4 million and $466.1 million, respectively of cash, cash equivalents, restricted cash and short-term investments, summarized below. As of December 31, 2022, $295.5 million were available-for-sale debt securities which are carried at fair market value and nil were held to maturity. As of December 31, 2021, $215.0 million were classified as available-for-sale and $19.2 million were held to maturity which was carried at amortized cost and was approximately equal to fair market value.

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency security	4,951	—	(3)	4,948
Corporate bond	104,174	—	(94)	104,080
Commercial paper	125,255	—	(68)	125,187
Treasury bill	12,290	—	(8)	12,282
Treasury bond	42,301	—	(81)	42,220
Yankee bond	6,503	—	(2)	6,501
Total cash, cash equivalents, restricted cash and short-term investments	$389,646	$—	$(256)	$389,390

	December 31, 2021
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$231,900	$—	$—	$231,900
Certificates of deposit	3,144	—	(4)	3,140
Corporate bond	2,593	—	(1)	2,592
Commercial paper	206,764	—	(40)	206,724
Treasury bill	2,496	—	(2)	2,494
Total	$446,897	$—	$(47)	$446,850
Held-to-maturity securities corporate bond	19,228			19,228
Total cash, cash equivalents, restricted cash and short-term investments				$466,078

As of December 31, 2022 and December 31, 2021, accrued interest receivable from the investments were $1.1 million and $0.1 million, respectively and recorded as prepaid expenses and other current assets on the consolidated balance sheets. As of December 31, 2022 and December 31, 2021, the Company had $0.3 million and $47 thousand of unrealized losses on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statement of operations. Currently the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. We have determined that the gross unrealized losses on our investments at December 31, 2022 were temporary in nature. Realized gains or losses were immaterial for the years ended December 31, 2022 and December 31, 2021.

The Company's investments as of December 31, 2022 mature at various dates through September 2023.

5. Inventories, net

Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories mainly include third party manufacturing costs, transportation, storage, insurance, and allocated internal labor.

The Company assesses recoverability of inventory each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories. As of December 31, 2022, we have recorded reserves of finished good inventories of approximately $3.9 million which were primarily related to process validation batches used for FDA approval. Additionally, as of December 31, 2022 and December 31, 2021 we have inventory deposits of $5.5 million and $3.9 million that are primarily related to the purchase of drug substance that are currently recorded under prepaid expenses and other current assets.

The components of inventories, net are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Raw materials	$2,217	$2,217
Work in process	21,059	12,566
Finished goods	1,476	4,543
Total inventories, net	$24,752	$19,326

6. Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	December 31, 2022	December 31, 2021
Prepaid assets	$5,451	$5,316
Prepaid deposits	6,330	4,762
Prepaid insurance	1,799	1,632
Total prepaid expenses	$13,580	$11,710

7. Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	Estimated Useful Life (in years)	December 31, 2022	December 31, 2021
Construction in progress	—	$255	$393
Leasehold improvements	Shorter of term of the lease or estimated useful life	2,978	2,978
Office equipment	5	645	645
Furniture	7	976	976
Computer equipment	3	251	262
		5,105	5,254
Less accumulated depreciation		(1,455)	(836)
Property and equipment, net		$3,650	$4,418
Depreciation expense for the years ended December 31, 2022, 2021 and 2020 was $629 thousand, $663 thousand and $82 thousand, respectively, which is included in SG&A expenses on the consolidated statements of operations.

8. Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	December 31, 2022
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	12	$1,569	$(1,262)	$307
Acquired intellectual property and reacquired rights	12	15,126	(9,838)	5,288
Internal-use software implementation costs	3	2,873	(2,043)	830
		$19,568	$(13,143)	$6,425

	December 31, 2021
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	12	$1,471	$(1,176)	$295
Acquired intellectual property and reacquired rights	12	15,126	(8,804)	6,322
Internal-use software implementation costs	3	2,873	(1,086)	1,787
		$19,470	$(11,066)	$8,404
Amortization expense recognized by the Company related to intangible assets was $2.1 million, $2.1 million and $1.3 million for the years ended December 31, 2022, 2021 and 2020, respectively. Amortization expense as it relates to the amortization of acquired intellectual property and other intangible assets resides within amortization on the consolidated statements of operations. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending December 31, 2023 through December 31, 2027 is approximately $5.6 million.

9. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities are as follows:

	December 31, 2022	December 31, 2021
Employee accruals	$20,157	$18,500
Commercial accruals	8,620	5,055
Accrued R&D projects	5,350	4,383
Trade payables	3,087	3,879
Other accrued liabilities	2,151	2,316
Income taxes payable	625	814
Total accounts payable and accrued liabilities	$39,990	$34,947

10. License and Collaboration Agreements
Otsuka Contract
On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka for the development and commercialization of LUPKYNIS in the Otsuka Territories.

As part of the agreement, the Company received an upfront cash payment of $50.0 million in 2020 for the license agreement and has the potential to receive up to $50.0 million in regulatory and pricing approval related milestones. The Company will provide semi-finished product of LUPKYNIS to Otsuka on a cost-plus basis, and will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on territory and achievement of sale thresholds) on net product sales by Otsuka, along with additional milestone payments based on the attainment of certain annual sales. In addition, certain collaboration services are to be provided to Otsuka on agreed upon rates.

In furtherance of the collaboration and license agreement with Otsuka mentioned above, on August 1, 2022, the Company entered into a commercial supply agreement with Otsuka, formalizing the terms to supply semi-finished goods of LUPKYNIS to Otsuka in the Otsuka Territories, including capacity sharing of the monoplant.

On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The
approval triggered a $30.0 million milestone payment to the Company, which was recognized as collaboration revenue for the year ended December 31, 2022.

For the year ended December 31, 2022 and December 31, 2021, the Company recognized $0.5 million and nil, respectively, of additional collaboration revenue from services provided under the agreement.

Riptide License

On August 17, 2021, AUR300 (M2 macrophage modulation via CD206 binding) was secured through a global licensing and research agreement with Riptide Bioscience, Inc. (Riptide), a private company. As part of the agreement, in 2021 the Company paid Riptide an upfront license fee of $6.0 million which was expensed as research and development on the condensed consolidated statements of operations. During the first quarter of 2022, Aurinia paid an additional $4.0 million to Riptide for the achievement of a onetime milestone. Additional payments are due upon certain development, clinical and regulatory milestones, and royalties will be payable upon commercialization.
11. Segment Information and Geographic Data
As the operations comprise a single reporting segment, amounts disclosed in the consolidated financial statements represent those of the single reporting unit. We have elected to disclose geographical revenue from customers based on geographical location of contracting entity (and where the related payment stream of the customer is located). Revenues from our two main customers in the U.S. accounted in total of approximately 45% and 35% of the Company's total revenues for the year ending December 31, 2022. Our collaboration partner for sales outside the U.S. accounted for approximately 20% for the year ending December 31, 2022 of the Company's total revenues.
Revenues from two customers accounted for approximately 56% and 43% for the year ending December 31, 2021. There was one customer that accounted for the vast majority of the revenues for the year ended December 31, 2020.
Revenues by Geographic Location
The following geographic information reflects revenue, net of adjustments, based on customer location:

(in thousands)	2022	2021	2020
Revenue
United States	$102,460	$45,488	$—
Japan	31,481	—	50,000
Other	89	117	118
Total	$134,030	$45,605	$50,118

Long-lived Assets by Location
Long-lived assets by location consist of net property and equipment and right-of-use assets:

(in thousands)	December 31, 2022	December 31, 2021
Long-lived assets, net
Canada	$322	$625
United States	8,235	9,176
Total	$8,557	$9,801
12. Income Taxes
Income (losses) before income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows:

(in thousands)	2022	2021	2020
Canada	$(112,359)	$(180,374)	$(61,024)
Foreign	6,007	168	(41,750)
	$(106,352)	$(180,206)	$(102,774)
The components of income tax expense (benefit) consisted of the following for the years ended December 31, 2022, 2021 and 2020:

(in thousands)	2022	2021	2020
Current:
Canada	$—	$—	$—
Foreign	1,828	760	(94)
	1,828	760	(94)
Deferred:
Canada	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Income tax expense (benefit)	$1,828	$760	$(94)

The Company's parent entity is located in Canada and therefore the Canadian statutory rate is utilized. The provision for income taxes varied from the income taxes provided based on the Canadian statutory rate of 26.7%, 26.8%, and 26.8% for the years ending December 31, 2022, 2021 and 2020, respectively. The Company's increase in tax expense is primarily driven by withholding tax payments of $1.2 million paid during 2022.

	2022	2021	2020
Canada statutory income tax benefit	26.7%	26.8%	26.8%
Effect of tax rates on foreign jurisdictions	0.3	—	(2.4)
Withholding taxes	(1.1)	—	—
Impact of future rates and tax rate changes	(0.1)	(0.1)	6.1
Foreign tax credit	1.1	—	—
Non-deductible share-based compensation	(8.1)	(4.5)	(4.5)
Change in valuation allowance	(21.5)	(21.8)	(26.0)
Scientific Research and Experimental Development (SRED)	1.1	0.3	0.4
Other	(0.1)	(1.1)	(0.3)
Effective tax rate	(1.7)%	(0.4)%	0.1%
The net deferred tax assets (liabilities) consisted of the following for the years ending December 31, 2022 and 2021:

(in thousands)	2022	2021
Deferred tax assets:
Net operating loss carry-forwards	$141,020	$120,274
Share issue costs	4,209	6,016
Intangible assets	1,400	1,086
SRED (Scientific Research and Experimental Development)	7,462	6,059
Capitalized research and development	1,663	—
Deferred compensation	3,391	3,980
Accruals	2,887	2,653
Other	4,287	3,473
Gross deferred tax assets	166,319	143,541
Valuation allowance	(164,514)	(141,348)
Total deferred tax assets	1,805	2,193
Deferred tax liabilities:
Other	(1,128)	(1,356)
Property and equipment and intangible assets	(677)	(837)
Total deferred tax liabilities	(1,805)	(2,193)
Net deferred tax assets (liabilities)	$—	$—

The Company’s valuation allowance increased by $23.2 million in 2022 as compared to 2021 as a result of the additional pre-tax book losses.

As of December 31, 2022, the Company has $518.1 million of Canada gross net operating loss (NOL) carryforwards with an expiration period of 2029 through 2042. As of December 31, 2022, the Company has approximately $5.8 million of Canada Investment Tax Credits and British Columbia Scientific Research and Experimental Development (SRED) with an expiration period of 2029 through 2042. As of December 31, 2022 the Company has approximately $10.1 million of U.S. federal gross NOL carryforwards that carryforward indefinitely, although limited to eighty percent of taxable income annually.

Additionally, the Company has approximately $0.1 million of various state net operating loss carryforwards with varying expiration periods including carryforwards with indefinite carryforward periods and has approximately $0.4 million of U.K. gross net operating loss carryovers that carryforward indefinitely.

Uncertain Tax Positions

The Company was under examination by the Canadian Revenue Agency for years 2017 and 2018. In March 2022, the Company was notified by the Canadian Revenue Agency that the examination is now complete and there were no findings and as a result, there is no additional tax expense or benefit recognized in regards to the audit. There are no outstanding tax audits ongoing at December 31, 2022. The Company is subject to examination in the U.S., U.K. and Canada. In the U.S. and U.K., tax periods remain open in 2015 through 2022 and 2020 through 2022, respectively. Canada's tax periods remain open from 2009 due to the tax attribute carryforwards.
13. Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial statements.
On December 18, 2020, the Company commenced an action in the United States District Court for the District of New Jersey against Sun Pharmaceutical Industries, Inc., Sun Pharmaceutical Industries, Ltd., and Sun Pharma Global FZE (collectively, "Sun"). The action was a claim for patent infringement under the patent laws of the United States arising from Sun's commercial manufacture, use, offer to sell, or sales within the United States, and/or importation into the United States of Sun's CEQUA product. In January 2023, we announced a settlement of this action with Sun.
On February 24, 2022, Sun Pharmaceuticals Inc. petitioned for an IPR by the USPTO in respect of the '036 patent. The IPR was instituted on July 26, 2022. On January 25, 2023, the USPTO announced that the inter partes review had been terminated, based on a Joint Motion for Termination filed by us and Sun Pharmaceuticals Inc.
On April 15, 2022, a purported shareholder class action complaint, Ortmann v. Aurinia Pharmaceuticals, Inc. et al., case no. 1:22-cv-02185, was filed in the United States District Court for the Eastern District of New York (Eastern District of New York), naming us and certain of our officers as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our financial guidance and commercial prospects in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 2, 2022, the case was transferred from the Eastern District of New York to the United States District Court for the District of Maryland. On February 20, 2023, the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. We expect that lead plaintiff will file an amended complaint, against which we intend to vigorously defend.
Manufacturing Commitments
The Company has various manufacturing agreements to support our commercial and clinical product supply requirements.

We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial and clinical drug substance requirements. We have firm orders with Lonza for future purchases of drug substance, with remaining total non-cancellable future commitments of approximately $29.3 million through 2024 of which $5.5 million was paid during 2022. If we terminate certain firm orders with Lonza without cause, we will be required to pay for drug substance scheduled for manufacture under our arrangement.
14. Deferred Compensation and Other Non-current Liabilities
The Company recorded other non-current liabilities of $12.2 million and $16.0 million as of December 31, 2022 and December 31, 2021, respectively. The balance as of December 31, 2022 and December 31, 2021 primarily included deferred compensation arrangements whereby certain executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. At December 31, 2021, the other non-current liabilities also include milestone payments deemed probable to be paid in the future which were reclassed to current liabilities in 2022.

15. Leases
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
On August 3, 2022, we provided notice of termination for the lease of the intended new corporate headquarters space in Victoria on the basis that the landlord's work was not completed by the time required under the lease. As a result of the termination, the Company expensed $0.3 million of Construction in Progress (CIP) cost that was related to the new corporate headquarters.
On September 1, 2022, the fixed lease term ended for Aurinia's existing corporate headquarters and the Company exercised its right to enter into a month to month lease, of which expenses are incurred in SG&A.
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately 9 years and has an option to extend for two five-year periods after the 11 years has elapsed and has an option to terminate after seven years. As of December 31, 2022, the Company had a right-of-use asset of $4.9 million and lease liability of $8.0 million included in the consolidated balance sheets. As of December 31, 2021, the Company had a right of use asset of $5.2 million and lease liability of $8.6 million included in the consolidated balance sheets. During 2020, the Company received reimbursements for tenant leasehold improvements by the landlord in the amount of $2.3 million for the Maryland lease. The Company recorded leasehold improvement incentives as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and terms of lease.
Edmonton, Alberta
During October 2022, the Company entered into a long term lease in Edmonton for a total of 4,375 square feet of office space. The lease is a 6 year lease and has an option to renew of five years at prevailing market rates. The lease commenced on November 1, 2022 and the Company recorded the lease as an operating lease. The lease is not material to the Company's financial position.
The Company incurs variable lease costs under the existing Victoria and Rockville leases. These costs include operation and maintenance costs included in SG&A and are expensed as incurred. The variable lease costs are not material to the Company's financial position.
The operating lease costs for the years ended December 31, 2022 and December 31, 2021 are $1.0 million for both periods respectively.
The weighted-average remaining lease term and discount rate for the years ended December 31, 2022 and December 31, 2021 are as follows:

	2022	2021
Weighted average remaining lease term (in years)	8.7	9.5
Weighted average discount rate	5.3%	5.2%
Supplemental cash flow information related to operating leases for the years ended December 31, 2022, December 31, 2021 and December 31, 2020 are as follows:

(in thousands)	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities	$(1,160)	$(646)	$(267)
Initial recognition of operating lease right-of-use asset	$57	$419	$5,804
Future maturities of operating lease liabilities as of December 31, 2022 are as follows:

(in thousands)	Operating Lease Payments
2023	$982
2024	1,113
2025	1,141
2026	1,169
2027	1,198
Thereafter	4,533
Total lease payments	10,136
Less: imputed interest	(2,048)
Total	$8,088

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

Following U.S. regulatory approval of voclosporin in January 2021, the Company has commenced a capital expenditure payment program totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million (CHF 10.5 million) and was treated as an upfront lease payment and recorded under other non-current assets on the consolidated balance sheets. The second payment is not due until the facility fulfills the required operational qualifications which is estimated to be during the first half of 2023. Upon completion of the monoplant, the Company will maintain sole dedicated use of the monoplant by paying a required quarterly fixed facility fee. The Company expects to account for the arrangement as a finance lease under ASC 842. The present value of the minimum lease payments total approximately $85.0 million, beginning April 2023 and expiring in 2030, and are not included in the above table.

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
16. Shareholders' Equity
Common shares: The Company has authorized an unlimited number of common shares with no par value. As of December 31, 2022, 2021 and 2020, 142.3 million, 141.6 million and 126.7 million Common Shares, respectively, were issued and outstanding. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are not entitled to receive dividends unless declared by the Company’s Board of Directors.

Any future determination regarding the declaration and payment of dividends is expected to be declared and paid in the Company's functional currency, the U.S. dollar.
As discussed below from time to time, we intend to use the net proceeds from the sale of securities to fund our operations, which includes, but is not limited to, commercial activities, including our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations.
November 19, 2021 ATM facility
On November 19, 2021 the Company entered into an Open Market Sale Agreement (Sale Agreement) with Cantor Fitzgerald & Co. pursuant to which the Company may from time to time sell, through ATM offerings, common shares that would have an aggregate offering price of up to $250.0 million. Pursuant to this agreement the Company issued 10.2 million common shares at a weighted average price of $19.90 resulting in gross proceeds of $202.4 million as of December 31, 2021. The Company incurred share issue costs of approximately $5.6 million which included up to a 3% underwriting commission of $5.3 million and professional fees of $0.3 million directly related to the ATM.
On February 25, 2022, the Company gave notice to Cantor Fitzgerald & Co. to terminate the Open Market Sale Agreement. No further sales occurred under the Open Market Sale Agreement.
July 27, 2020 public offering

On July 27, 2020 the Company completed a public offering of 13.3 million common shares at a price of $15.00 per share. Gross proceeds from this offering were $200.0 million and the share issue costs totaled an estimated $12.3 million which included a 6% underwriting commission of $12.0 million and professional fees of $0.3 million.
Warrants:
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
During 2019, certain holders of these Warrants exercised at $3.00 per share for gross proceeds of $5.5 million. During 2020, a holder exercised 500 Warrants at $3.00 per share for gross proceeds of $2 thousand. During 2021, 1.7 million warrants had been exercised at $3.00 per share for gross proceeds of $0.3 million. Of these 1.7 million warrants, the Company issued 1.3 million common shares in lieu of 1.6 million warrants. All gross proceeds were recorded as an increase in cash and equity. The remaining 6,000 warrants expired as of December 31, 2021.

There was no warrant activity during 2022. The warrant activity for 2021 is as follows:

Number of warrants (in thousands)
Balance at December 31, 2020	1,690
Warrants exercised	(1,684)
Warrants expired	(6)
Balance at December 31, 2021	—
17. Shared-Based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of then outstanding awards) and provides for grants of stock options, performance awards (PAs) and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares of which 286 thousand and 37 thousand were purchased during 2022 and 2021. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the Code) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
During 2022, the Company modified the 2021 ESPP for the current and future offerings. The new ESPP terms shortened the plan from four (4) purchases over a 24 month offering period to two (2) purchases over a 12 month offering period. Additionally, the ESPP now contains a rollover mechanism; that is, if the stock price on the purchase date is less than the offering price (as that is determined under the 2021 ESPP), that offering is then canceled and any participants are rolled into the new 12 month offering period at the lower price. As a result of the modification, we recorded incremental expense during 2022 which was immaterial to the consolidated statements of operations.

In addition to stock options, PAs and RSUs granted under the Plan, the Company has granted certain stock options and RSUs as inducements material to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The inducements were granted outside of the Plan during 2022.
Stock Options
The Plan requires the exercise price of each option not to be less than the closing market price of the Company’s common shares on the day immediately prior to the date of grant. The board of directors approves the vesting criteria and periods at its discretion. The options issued under the plan are accounted for as equity-settled share-based payments. The stock options and inducement stock options have a ten-year term and vest over three years with one-third of the shares vesting on the twelve month anniversary from the grant date, and the remaining options vesting in twenty-four equal monthly installments thereafter.
The following table summarizes the number of stock options outstanding under the Plan for the years ended December 31, 2022.

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2021	12,074	$12.84	7.86	$121,141
Granted	3,913	$11.14
Exercised/released	(77)	$6.55
Cancelled/forfeited	(2,615)	$14.32
Outstanding at December 31, 2022	13,295	$12.09	7.74	$21
Options exercisable, December 31, 2022	8,345	$11.94
Vested and expected to vest, December 31, 2022	12,884	$11.98
The weighted average grant date fair value of stock options granted during the years ended December 31, 2022, 2021 and 2020 was $6.52, $7.34 and $5.58, respectively. The total fair value of options vested during the years ended December 31, 2022, 2021 and 2020 was $49.2 million, $24.9 million and $14.9 million, respectively.
Total intrinsic value of options exercised was $0.9 million, $50.3 million and $13.1 million for years ended December 31, 2022, 2021 and 2020, respectively.
In determining the fair value of the options granted, the Company uses the Black-Scholes option pricing model and reviews the following assumptions each reporting period:

Expected Term - Expected term (in years) is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. Based on the Company's historical expected lives data and the growth during 2022 and 2021, the expected life extends further into the contractual life increasing the expected life. The increase of the expected life in 2022 is in line with historic data and what management expects in the future.

Volatility - The Company considers historical volatility of its common shares in estimating its future stock price volatility. The expected life is used to determine market volatility of the underlying stock. The change in the volatility from in 2022 and 2021 was due to the Company's stock being more volatile. Given the growth of the Company, the expected life used to determine previous market volatility and comparable peer group reflects an appropriate estimate of future volatility.

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
The following weighted average assumptions were used to estimate the fair value of the options granted during the years ended December 31, 2022, 2021 and 2020:

	2022	2021	2020
Expected term (in years)	5 years	4 years	3 years
Volatility	70%	66%	52%
Risk-free interest rate	2.06%	0.46%	0.55%
Dividend yield	0.0%	0.0%	0.0%

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

During 2022, the Company has granted RSUs and intends to grant RSUs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs are fair valued based on the market price of our common shares on the date of the grant. The RSUs and inducement RSUs shall vest in three equal annual installments on the first, second and third anniversary of the grant date.

The following table summarizes the PA and RSU activity for the year ended December 31, 2022:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2021	347	$13.33
Granted	2,374	$11.16
Vested	(305)	$14.17
Forfeited	(436)	$12.21
Unvested balance, December 31, 2022	1,980	$10.84
Compensation Expense
Share-based compensation expense for the years ended December 31, 2022, 2021 and 2020 totaled approximately $32.3 million, $31.2 million and $17.5 million, respectively, as shown in the table below.

(in thousands)	2022	2021	2020
Research and development	$3,271	$4,442	$3,730
Selling, general and administrative	28,438	26,432	13,615
Capitalized under inventories	591	369	109
Share-based compensation expense	$32,300	$31,243	$17,454
The Company recorded approximately $11.4 million of share-based compensation expense related to PAs and RSUs during the year ended December 31, 2022.
Unrecognized Share-Based Compensation Expense and Weighted Average Remaining Amortization Period
As of December 31, 2022, the unrecognized share-based cost, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized share-based compensation expense	Weighted average remaining amortization period (in years)
Stock Options	$10,869	1.12
Restricted Stock Units	10,584	1.52
ESPP	1,327	0.52
Total unrecognized share-based compensation expense	$22,780	1.30
18. Net Loss Per Common Share
Basic and diluted net loss per Common Share is computed by dividing net loss by the weighted average number of common shares outstanding. The numerator and denominator used in the calculation of basic and diluted net loss amounts per Common Share are as follows:

	2022	2021	2020
Net loss for the year	$(108,180)	$(180,966)	$(102,680)
Weighted average number of common shares outstanding	141,915	129,369	118,473
Net loss per common share (expressed in $ per share)	$(0.76)	$(1.40)	$(0.87)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	2022	2021	2020
Outstanding stock options	13,295	12,074	14,047
Unvested performance awards	—	64	—
Unvested restricted units	1,980	191	—
Warrants	—	—	1,690
	15,275	12,329	15,737
19. Related-Party Transactions
ILJIN SNT Co., Ltd (ILJIN) was considered to be a related party due to their equity ownership of over 5% as per their public filings. During 2021, Aurinia paid $6.0 million upon achievement of specific milestones. The amount payable to ILJIN is nil as of December 31, 2022 and 2021.

20. Selected Quarterly Financial Information (unaudited)
The following condensed quarterly financial information is for the years December 31, 2022 and 2021:

(in thousands, except per share data)	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total revenue, net	$21,625	$28,191	$55,779	$28,435
Cost of sales and operating expenses	59,507	64,180	65,278	56,535
Loss from operations	(37,882)	(35,989)	(9,499)	(28,100)
Net loss	(37,630)	(35,515)	(8,989)	(26,046)
Basic and diluted loss per common share	$(0.27)	$(0.25)	$(0.06)	$(0.18)

	March 31, 2021	June 30, 2021	September 30, 2021	December 31, 2021
Total revenue	$914	$6,620	$14,667	$23,404
Operating expenses	51,457	53,754	65,020	56,109
Loss from operations	(50,543)	(47,134)	(50,353)	(32,705)
Net loss	(50,379)	(47,010)	(50,255)	(33,322)
Basic and diluted loss per common share	$(0.40)	$(0.37)	$(0.39)	$(0.25)
21. Subsequent Events
On January 3, 2023, the Company announced that it had entered into a settlement agreement with Sun to file a joint motion to terminate the ongoing IPR and to settle the ongoing patent infringement litigation in the United States related to Sun's CEQUA product. The settlement agreement was contingent on receipt of termination of the IPR by the USPTO in respect of our '036 patent.
On January 24, 2023, the Company announced that the USPTO allowed a method of use patent application titled IMPROVED PROTOCOL FOR TREATMENT OF LUPUS NEPHRITIS. This newly allowed patent application reflects the unique and proprietary dosing regimen of LUPKYNIS. Specifically, this patent further refines the method of using LUPKYNIS in combination with MMF and corticosteroids using eGFR as a method of pharmacodynamically dosing LUPKYNIS in patients with LN. The newly allowed application provides patent coverage that supplements our existing ‘036 patent. The claims in this additional patent add further specificity on dosing consistent with the FDA approved product label. This patent has the potential to provide an additional layer of patent protection for LUPKYNIS up to 2037. The Company intends to list this newly allowed patent in the Orange Book once issued.
On January 25, 2023, the USPTO terminated the IPR it had instituted with respect to Aurinia's '036 patent.