Form 10-Q
period 2023-03-31
Aurinia Pharmaceuticals Inc.
filed 2023-05-04
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from_____________ to ________________
Commission file number: 001-36421
__________________________________________
Aurinia Pharmaceuticals Inc.
(Exact Name of Registrant as Specified in its Charter)
__________________________________________

Alberta, Canada
(State or other jurisdiction of incorporation or organization)
#140, 14315 - 118 Avenue Edmonton, Alberta T5L 4S6	98-1231763
(Address of principal executive offices)	(I.R.S. Employer Identification Number)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of May 3, 2023, the registrant had 143,034,009 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$89,001	$94,172
Short-term investments	272,533	295,218
Accounts receivable, net	19,046	13,483
Inventories, net	31,745	24,752
Prepaid expenses	10,096	13,580
Other current assets	1,227	1,334
Total current assets	423,648	442,539

Non-current assets
Other non-current assets	13,357	13,339
Property and equipment, net	3,842	3,650
Acquired intellectual property and other intangible assets, net	6,101	6,425
Right-of-use assets, net	4,813	4,907
Total assets	$451,761	$470,860

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	35,965	39,990
Deferred revenue	3,157	3,148
Other current liabilities	1,979	2,033
Operating lease liabilities	945	936
Total current liabilities	42,046	46,107

Non-current liabilities
Deferred compensation and other non-current liabilities	12,321	12,166
Operating lease liabilities	6,986	7,152
Total liabilities	61,353	65,425
Commitments and contingencies (Note 17)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 143,029 and 142,268 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	1,193,019	1,185,309
Additional paid-in capital	88,885	85,489
Accumulated other comprehensive loss	(988)	(1,061)
Accumulated deficit	(890,508)	(864,302)
Total shareholders' equity	390,408	405,435
Total liabilities and shareholders’ equity	$451,761	$470,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended
	March 31,
	2023	2022
	(unaudited)
Revenue
Product revenue, net	$34,337	$21,492
License, royalty and collaboration revenue	72	133
Total revenue, net	34,409	21,625
Operating expenses
Cost of sales	421	256
Selling, general and administrative	50,124	45,197
Research and development	13,158	12,620
Other expense, net	290	1,434
Total cost of sales and operating expenses	63,993	59,507
Loss from operations	(29,584)	(37,882)
Interest income	3,814	262
Net loss before income taxes	(25,770)	(37,620)
Income tax expense	436	10
Net loss	(26,206)	(37,630)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of nil	73	(766)
Comprehensive loss	$(26,133)	$(38,396)
Basic and diluted loss per share	$(0.18)	$(0.27)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	142,641	141,675
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended March 31, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Shares issued on exercise of stock options and vesting of restricted stock units	761	7,710	(6,071)	—	—	1,639
Share-based compensation	—	—	9,467	—	—	9,467
Unrealized gain on available-for-sale securities, net	—	—	—	73	—	73
Net loss	—	—	—	—	(26,206)	(26,206)
Balance at March 31, 2023	143,029	$1,193,019	$88,885	$(988)	$(890,508)	$390,408

	Common Shares
Three Months Ended March 31, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options and vesting of performance awards	142	1,756	(1,351)	—	—	405
Shared-based compensation	—	—	7,023	—	—	7,023
Unrealized loss on available-for-sale securities, net	—	—	—	(766)	—	(766)
Net loss	—	—	—	—	(37,630)	(37,630)
Balance at March 31, 2022	141,742	$1,178,807	$64,686	$(1,618)	$(793,752)	$448,123

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
(in thousands)	(unaudited)
Cash flows used in operating activities:
Net loss	$(26,206)	$(37,630)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	623	687
Amortization of right-of-use assets	94	151
Net amortization of premiums and discounts on short-term investments	(2,611)	140
Share-based compensation expense	9,467	7,023
Other, net	217	1,374
Net changes in operating assets and liabilities
Accounts receivable, net	(5,559)	(4,986)
Inventories, net	(6,993)	(6,940)
Prepaid expenses and other current assets	3,588	307
Non-current assets	(17)	—
Accounts payable, accrued and other liabilities	(4,117)	(6,704)
Lease liabilities	(156)	(168)
Net cash used in operating activities	(31,670)	(46,746)
Cash flows used in investing activities:
Purchase of investments	(142,397)	(163,504)
Proceeds from investments	167,766	110,566
Purchase of long-lived assets	(347)	(79)
Capitalized patent costs	(162)	—
Net cash provided by (used in) investing activities	24,860	(53,017)
Cash flows from financing activities
Proceeds from exercise of stock options	1,639	405
Cash provided by financing activities	1,639	405
Net decrease in cash, cash equivalents and restricted cash	(5,171)	(99,358)
Cash, cash equivalents and restricted cash, beginning of period	94,172	231,900
Cash, cash equivalents and restricted cash, end of period	$89,001	$132,542

Supplemental cash flow information
Cash received for interest	$1,595	$13
Cash paid for income taxes	$(1)	$—
Cash paid for amounts included in the measurement of lease liabilities	$(263)	$(281)
Supplemental disclosure of noncash transactions
Initial recognition of operating lease right-of-use asset	$—	$—

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$88,327	$131,636
Restricted cash	674	906
Total cash, cash equivalents and restricted cash	$89,001	$132,542
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia or the Company) is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations with a high unmet medical need that are impacted by autoimmune, kidney and rare diseases. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first U.S. Food and Drug Administration (FDA) approved oral therapy for the treatment of adult patients with active lupus nephritis (LN) and continues to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program as well as our other assets. We engaged with Otsuka Pharmaceutical Co., Ltd. (Otsuka) as a collaboration partner for development and commercialization of LUPKYNIS in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the Otsuka Territories).
On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 and AUR300 are currently undergoing pre-clinical development with projected submission of Investigational New Drug Applications (INDs) to the FDA (or their equivalent) for AUR200 in 2023 and for AUR300 in 2024.
On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS to Otsuka. The centralized marketing authorization is valid in all European (EU) member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland.
As of April 1, 2023, Aurinia's head office and registered office is located at #140, 14315-118 Avenue, Edmonton, Alberta, Canada. Aurinia also has a U.S. commercial office located at 77 Upper Rock Circle Suite 700, Rockville, Maryland, 20850 United States.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of March 31, 2023 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three months ended March 31, 2023 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation and operate in one segment.
These unaudited condensed consolidated financial statements are presented in U.S. dollars, which is the Company's and all of its foreign subsidiaries' functional currency. Therefore, there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statements of operations. All monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Non-monetary assets and liabilities (along with their related expenses) are translated at the rate of exchange in effect on the date assets were acquired. Monetary income and expense items are translated at the average foreign currency period. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the consolidated statements of operations and recorded in other (income) expense, net.

The Company is devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. The Company is also expending efforts towards our pipeline assets AUR200 and AUR300. Taking into consideration the Company's cash, cash equivalents, restricted cash and investments of $361.5 million as of March 31, 2023, the Company believes that it has sufficient resources to fund its operations for at least the next few years beyond the date that the unaudited condensed consolidated financial statements are issued.
Significant Accounting Policies
The Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Restricted Cash: Restricted cash consists of the 2021 Employee Share Purchase Plan (2021 ESPP) deposits of $0.7 million and $0.1 million as of March 31, 2023 and December 31, 2022, respectively.
Major Customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product in the Otsuka Territories. Revenues from the two main customers in the U.S. accounted in total of approximately 99% for the three months ended March 31, 2023 and March 31, 2022.
In late March 2022, the Company provided a nominal additional discount to both of its two main U.S. customers, applicable for the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand due to supply chain concerns. In December 2022, the Company extended the nominal discount to the end of 2023. Such discounts, or any future discounts, may result in reduced sales to these customers in subsequent periods and substantial fluctuations in our revenues from period to period. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically reevaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses. The Company has had no historical write-offs related to our customers or receivables.
Product Revenues
In the United States (and territories), the Company sells LUPKYNIS primarily to specialty pharmacies and specialty distributors. These customers subsequently resell the Company's products to patients and healthcare providers. Revenues from product sales are recognized when the customer obtains control of the Company's product, which typically occurs upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of March 31, 2023, we did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2022.
Accounts Receivable, Net: Accounts receivable are stated at their net realizable value. The Company's accounts receivable represents amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 12). As of March 31, 2023 and December 31, 2022, accounts receivable, net are $19.0 million and $13.5 million, respectively. The Company's standard credit terms range from 30 to 45 days and does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. The Company estimates the allowance for doubtful accounts using the current expected credit loss, or CECL, model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. Aurinia evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to us. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The allowance for doubtful accounts was $nil as of March 31, 2023 and December 31, 2022.
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
Recently Adopted Accounting Pronouncements
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
3.    Fair Value Measurements
The Company's financial instruments consist primarily of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term nature. Estimated fair value of available-for-sale debt securities are generally based on prices obtained from commercial pricing services.
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

The following table summarizes the financial assets (cash, cash equivalents, restricted cash and short-term investments) measured at fair value on a recurring basis:

	March 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$89,001	$—	$—	$89,001
Corporate bond	—	62,053	—	62,053
Commercial paper	—	176,283	—	176,283
Treasury bill	—	7,103	—	7,103
Treasury bond	—	26,527	—	26,527
Yankee bond	—	567	—	567
Total financial assets	$89,001	$272,533	$—	$361,534

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency security	—	4,948	—	4,948
Corporate bond	—	104,080	—	104,080
Commercial paper	—	125,187	—	125,187
Treasury bill	—	12,282	—	12,282
Treasury bond	—	42,220	—	42,220
Yankee bond	—	6,501	—	6,501
Total financial assets	$94,172	$295,218	$—	$389,390
The Company's Level 1 instruments include cash, cash equivalents and restricted cash that are valued using quoted market prices. Aurinia estimates the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of our short-term investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At March 31, 2023 and December 31, 2022, the weighted average remaining contractual maturities of our Level 2 investments were approximately 7 months. It is the Company's intent for these investments to have an overall rating of A-1, or higher, by Moody’s, Standard & Poor’s and Fitch.
No credit loss allowance was recorded as of March 31, 2023 and December 31, 2022, as the Company does not believe the unrealized loss is a result of a credit loss due to the nature of our investments. We also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.
Refer to Note 4, “Cash, Cash Equivalents, Restricted Cash and Short-Term Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.

4.    Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
As of March 31, 2023 and December 31, 2022, the Company had $361.5 million and $389.4 million, respectively of cash, cash equivalents, restricted cash and short-term investments summarized below. As of March 31, 2023 and December 31, 2022, $272.5 million and $295.2 million were available-for-sale debt securities which are carried at fair market value.

	March 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$89,001	$—	$—	$89,001
Corporate bond	62,115	—	(62)	62,053
Commercial paper	176,386	—	(103)	176,283
Treasury bill	7,102	1	—	7,103
Treasury bond	26,544	—	(17)	26,527
Yankee bond	568	—	(1)	567
Total cash, cash equivalents, restricted cash and short-term investments	$361,716	$1	$(183)	$361,534

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
Certificates of deposit	4,951	—	(3)	4,948
Corporate bond	104,174	—	(94)	104,080
Commercial paper	125,255	—	(68)	125,187
Treasury bill	12,290	—	(8)	12,282
Treasury bond	42,301	—	(81)	42,220
Yankee bond	6,503	—	(2)	6,501
Total cash, cash equivalents, restricted cash and short-term investments	$389,646	$—	$(256)	$389,390

As of March 31, 2023 and December 31, 2022, accrued interest receivable from the investments were $0.6 million and $1.1 million, respectively. During the three months ended March 31, 2023, the Company had $0.1 million unrealized gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely we will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on our investments at March 31, 2023, were temporary in nature. Realized gains or losses were immaterial during the three months ended March 31, 2023 and 2022.

The Company's short-term investments as of March 31, 2023 mature at various dates through December 2023.

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

The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. As of March 31, 2023, Aurinia recorded reserves of finished goods inventories of approximately $3.9 million which were primarily related to process validation batches used for FDA approval.

The components of inventory, net are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Raw materials	$1,115	$2,217
Work in process	29,522	21,059
Finished goods	1,108	1,476
Total inventories	$31,745	$24,752

6.Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Prepaid assets	$6,043	$5,451
Prepaid deposits	3,308	6,330
Prepaid insurance	745	1,799
Total prepaid expenses	$10,096	$13,580

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	March 31, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,724	$(1,268)	$456
Acquired intellectual property and reacquired rights	15,126	(10,071)	5,055
Internal-use software implementation costs	2,873	(2,283)	590
	$19,723	$(13,622)	$6,101

	December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,569	$(1,262)	$307
Acquired intellectual property and reacquired rights	15,126	(9,838)	5,288
Internal-use software implementation costs	2,873	(2,043)	830
	$19,568	$(13,143)	$6,425
Amortization expense for the three months ended March 31, 2023 and 2022 was $0.5 million for both periods.

8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Construction in progress	$602	$255
Leasehold improvements	2,856	2,978
Office equipment	621	645
Furniture	976	976
Computer equipment	235	251
	5,290	5,105
Less accumulated depreciation	(1,448)	(1,455)
Property and equipment, net	$3,842	$3,650
9.    Lease Obligations
The Company has the following lease obligations:
Victoria, British Columbia
In December 2020, Aurinia entered into a lease for office space in Victoria, British Columbia. During September 2022, the fixed lease term ended on the Victoria lease and the Company exercised its right to enter into a short-term month to month lease, of which expenses are incurred in SG&A. On March 31, 2023, the Company terminated the Victoria lease.
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately eight years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of March 31, 2023, the Company had a right-of-use asset of $4.8 million and lease liability of $7.9 million included in the condensed consolidated balance sheets. As of December 31, 2022, the Company had a right of use asset of $4.9 million and lease liability of $8.0 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta
During October 2022, the Company entered into a long term lease in Edmonton for a total of 4,375 square feet of office space. The lease is a six year lease and has an option to renew of five years at prevailing market rates. The lease commenced on November 1, 2022 and the Company recorded the lease as an operating lease. The lease is not material to the Company's financial position.
For all leases, the Company incurs variable lease costs. These costs include operation and maintenance costs included in SG&A and are expensed as incurred. The variable lease costs are not material to the Company's financial position.

The operating lease costs for all leases for the three months ended March 31, 2023 and March 31, 2022 are $0.2 million and $0.3 million respectively.
The following table represents the weighted-average remaining lease term and discount rate as of March 31, 2023:

	As of March 31, 2023
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	8.4	5.25%
The following table provides a summary of lease liabilities payments for the next five years and thereafter:

(in thousands)	Operating Lease Payments
Remainder of 2023	$718
2024	1,113
2025	1,141
2026	1,169
2027	1,198
Thereafter	4,532
Total future minimum lease payments	9,871
Less: lease imputed interest	(1,940)
Total future minimum lease payments	$7,931
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
Following U.S. regulatory approval of LUPKYNIS in January 2021, the Company has commenced a capital expenditure payment program for the monoplant totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million (CHF 10.5 million) and was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment became due when the facility fulfilled the required operational qualifications in April 2023. Upon completion of the monoplant, the Company will have the right to maintain sole dedicated use of the monoplant by paying a quarterly fixed facility fee.
The Company will account for the arrangement as a finance lease under ASC 842. At lease inception, which is considered to be the operational qualification date that occurred in April 2023. The Company expects to record a right of use (ROU) asset of approximately $111.0 million and a corresponding lease liability of $88.0 million, which is the present value of the minimum lease payments beginning April 2023 and expiring in 2030, and not included in the above table. The incremental borrowing rate applied to the lease liability in April 2023 is 7.25% based on the financial position of the Company, geographical region and term of lease.
The Company has entered into an equipment and facility finance lease for a backup manufacturing encapsulation site in Beinheim, France that has not yet commenced and is therefore, not included in the above table. As part of the agreement, the Company expects to make payments of approximately $1.0 million prior to lease commencement and the present value of minimum lease payments will total approximately $0.1 million.

10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	March 31, 2023	December 31, 2022
Employee accruals	$11,721	$20,214
Commercial accruals	10,689	8,620
Accrued R&D projects	5,621	5,350
Trade payables	3,680	3,087
Other accrued liabilities	3,194	2,094
Income taxes payable	1,060	625
Total accounts payable and accrued liabilities	$35,965	$39,990

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $12.3 million and $12.2 million as of March 31, 2023 and December 31, 2022, respectively. The balance as of March 31, 2023 and December 31, 2022 primarily included deferred compensation arrangements whereby certain executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events.
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

In furtherance of the collaboration and license agreement with Otsuka mentioned above, on August 1, 2022, the Company entered into a commercial supply agreement with Otsuka, formalizing the terms to supply semi-finished goods of LUPKYNIS to Otsuka in the Otsuka Territories, including sharing production capacity of the monoplant.

On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone to the Company, which was recognized as collaboration revenue for the year ended December 31, 2022. On November 29, 2022 Aurinia announced that the MHRA has granted marketing authorization of LUPKYNIS in Great Britain. On April 24, 2023, LUPKYNIS received regulatory approval in Switzerland. We continue to progress with regulatory approval with Otsuka in the other Otsuka Territories.

For the three months ended March 31, 2023 and March 31, 2022, the Company recognized $0.1 million, for both periods, of additional collaboration revenue from services provided under the agreement.

Riptide License
On August 17, 2021, AUR300 (M2 macrophage modulation via CD206 binding) was secured through a global licensing and research agreement with Riptide Bioscience, Inc. (Riptide), a private company. As part of the agreement, in 2021 the Company paid Riptide an upfront license fee of $6.0 million which was expensed as research and development on the condensed consolidated statements of operations. During the first quarter of 2022, Aurinia paid $4.0 million for the achievement of a one-

time milestone. Additional payments are due upon certain development, clinical and regulatory milestones, and royalties will be payable upon commercialization.
13.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended March 31,
(in thousands, except per share data)	2023	2022
Net loss	$(26,206)	$(37,630)
Weighted average common shares outstanding	142,641	141,675
Net loss per common share (expressed in $ per share)	$(0.18)	$(0.27)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	Three months ended March 31,
(in thousands)	2023	2022
Stock options	12,678	14,649
Unvested restricted stock units	7,904	1,952
	20,582	16,601

14.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares and provides for grants of stock options, performance awards (PAs), and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's 2021 ESPP, which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the Code) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
During 2022, the Company modified the 2021 ESPP for the current and future offerings. The new ESPP terms shortened the plan from four purchases over a 24 month Offering Period to two purchases over a 12 month offering period. Additionally, the ESPP now contains a rollover mechanism; that is, if the stock price on the purchase date is less than the offering price (as that is determined under the 2021 ESPP), that offering is then canceled and any participants are rolled into the new 12 month offering period at the lower price.
In addition to stock options, PAs and RSUs granted under the Plan, the Company has granted certain stock options and RSUs as inducements material to new employees entering employment in accordance with Nasdaq Listing Rule 5635(c)(4). The inducements were granted outside of the Plan.
Stock Options

The Plan requires the exercise price of each option not to be less than the closing market price of the Company’s common shares on the business day immediately prior to the date of grant. The board of directors approves the vesting criteria and periods at its discretion. The options issued under the plan are accounted for as equity-settled share-based payments.
The Company used the Black-Scholes option pricing model to estimate the fair value of the options granted. The assumptions used for the annual volatility and expected life of the options are reviewed and updated annually. The Company considers historical volatility of its common shares in estimating its future stock price volatility. The risk-free interest rate for the expected life of the options was based on the yield available on government benchmark bonds with an approximate equivalent remaining term at the time of the grant. The expected life is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior.
The following weighted average assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2023 and March 31, 2022:

	2023	2022
Annualized volatility	71%	70%
Risk-free interest rate	4.08%	1.73%
Expected life of options in years	5.0 years	5.0 years
Estimated forfeiture rate	12.7%	11.6%
Dividend rate	0.0%	0.0%
Fair value per common share option	$5.44	$7.02
The increase of the risk-free interest rate during the three months ended March 31, 2023 was due to the increase of higher yields on government benchmark bonds.

The following table summarizes the option award activity for the three months ended March 31, 2023:

	March 31, 2023
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2022	13,295	$12.09
Granted	232	8.84
Exercised	(319)	5.09
Forfeited	(530)	14.43
Outstanding - March 31, 2023	12,678	$12.11
Restricted Stock Units and Performance Awards
The Company has granted RSUs and PAs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs and PAs are fair valued based on the previous business days' market price of our common shares on the date of the grant.
The following table summarizes the RSU and PA activity for the three months ended March 31, 2023:

	March 31, 2023
	Number of shares (in thousands)	Weighted average fair value price $
Outstanding - December 31, 2022	1,980	$10.84
Granted	6,468	8.99
Vested	(442)	12.01
Forfeited	(102)	9.73
Outstanding - March 31, 2023	7,904	$9.27

Compensation Expense
The Company recognized share-based compensation expense for the three month periods ended March 31, 2023 and March 31, 2022 as follows:

	Three months ended March 31,
(in thousands)	2023	2022
Research and development	$1,590	$976
Selling, general and administrative	7,589	5,972
Capitalized under inventories	288	75
Share-based compensation expense	$9,467	$7,023
As of March 31, 2023, there was $50.9 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.6 years.

15.Income Taxes

The effective tax rates for the three months ended March 31, 2023 and March 31, 2022 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances. The Company recognized an income tax expense of approximately $436 thousand and $10 thousand for the three months ended March 31, 2023 and March 31, 2022, respectively. The expense recognized for these periods is a result of income in certain jurisdictions that are not offset by tax benefits as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions.

Uncertain Tax Positions

The Company was under examination by the Canadian Revenue Agency for years 2017 and 2018. In March 2022, the Company was notified by the Canadian Revenue Agency that the examination was complete and there were no findings and as a result, there was no additional tax expense or benefit recognized in regards to the audit. There are no outstanding tax audits ongoing at March 31, 2023. The Company is subject to examination in the U.S., U.K. and Canada. In the U.S. and U.K. tax periods remain open in 2015 through 2022 and 2020 through 2022, respectively. Canada's tax periods remain open from 2009 due to the tax attribute carryforwards.
16.Related Party Transactions
During the quarter ended March 31, 2023 and year ended December 31, 2022, the Company had no related party transactions.
17.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. The Company's material commitments and contingencies have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and the quarterly report for the quarter ended March 31, 2023.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act), which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our belief that we have sufficient financial resources to fund our current plans for at least the next few years; and our potential to receive certain payments and royalties under our agreement with Otsuka Pharmaceuticals Co. Ltd., or Otsuka; and that an investigational new drug, (IND), application (or equivalent) is expected to be submitted for AUR200 and AUR300 in 2023. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third-party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next few years; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; assumptions relating to the capital required to fund operations for the next few years; assumptions relating to the progress of our pre-clinical activities that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 28, 2023 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations with a high unmet medical need that are impacted by autoimmune, kidney and other rare diseases. In January 2021, we introduced LUPKYNIS® (voclosporin), the first U.S. Food and Drug, (the FDA), approved oral therapy for the treatment of adult patients with active lupus nephritis (LN). We continue to conduct pre-clinical, clinical, and regulatory activities to support the LUPKYNIS development program as well as our other assets. We engaged with Otsuka as a collaboration partner for development and commercialization of LUPKYNIS in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the Otsuka Territories).
LUPKYNIS is an orally administered calcineurin inhibitor (CNI) immunosuppressant that has been demonstrated to improve near and long-term outcomes in LN when used in combination with mycophenolate mofetil (MMF) (although MMF is not currently approved as such) and steroids. By inhibiting calcineurin, LUPKYNIS reduces cytokine activation and blocks interleukin IL-2 expression and T-cell mediated immune responses. LUPKYNIS also potentially stabilizes podocytes, which can protect against proteinuria.
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

On August 17, 2021, we announced the addition of two novel assets AUR200 and AUR300. AUR200 and AUR300 are currently undergoing pre-clinical development with projected submission of INDs to the FDA (or their equivalent) for AUR200 in 2023 and for AUR300 in 2024.
On September 15, 2022, the EC granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone payment to us, which was recognized as collaboration revenue for the year ended December 31, 2022. On November 29, 2022 the Medicines and Healthcare products Regulatory Agency (MHRA) had granted marketing authorization of LUPKYNIS in Great Britain. On April 24, 2023, LUPKYNIS received regulatory approval in Switzerland. We continue to progress with regulatory approval with Otsuka on the other Otsuka Territories.

Recent Developments
On April 11, 2023, we announced that the United States Patent and Trademark Office (USPTO) has issued a new and refined method of use patent titled IMPROVED PROTOCOL FOR TREATMENT OF LUPUS NEPHRITIS. Our newly issued U.S. Patent (No. 11,622,991) reflects the unique and proprietary dosing regimen of its currently marketed product, LUPKYNIS. Specifically, this patent further refines the method of using LUPKYNIS in combination with mycophenolate mofetil (MMF) and corticosteroids using eGFR as a method of pharmacodynamically dosing the product in patients with lupus nephritis. The newly issued patent provides coverage that supplements Aurinia’s existing U.S. Patent No. 10,286,036, which is listed in the Orange Book and claims an FDA-approved method of using LUPKYNIS. The claims in this additional patent add further specificity on dosing consistent with the FDA approved product label. This patent has the potential to provide an additional layer of patent protection for LUPKYNIS up to 2037. We intend to list this newly issued patent in the Orange Book.
On April 5, 2023, we announced promising results from the AURORA Renal Biopsy Sub-Study. LUPKYNIS is a novel agent approved for the treatment of adults with active lupus nephritis (LN). The addition of LUPKYNIS on top of the then current standard of care MMF and low-dose steroids in our Phase 3 AURORA 1 and AURORA 2 studies led to significantly earlier and greater reductions in proteinuria while maintaining stable renal function, as evidenced by a stable estimated glomerular filtration rate (eGFR) slope over time. To further characterize the long-term impact of LUPKYNIS on the kidney at the histologic level, repeat biopsies were collected from selected patients in both treatment arms (the active control arm with patients treated with only MMF and steroids, and the study arm of voclosporin in combination with MMF and steroids). The patients in the voclosporin treatment arm demonstrated histologic activity improvement with stable chronicity scores similar to the active control arm of MMF and low dose steroids alone over the 18-months average treatment period at the time of repeat biopsy.
Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Product Revenues
In the United States (and territories), we sell LUPKYNIS primarily to specialty pharmacies and specialty distributors. These customers subsequently resell our products to patients and health care providers. Revenues from product sales are recognized when the customer obtains control of our product, which typically occurs upon delivery to the customer.
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
Our estimates of reserves established for variable consideration are calculated based upon utilizing the expected value method. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as additional information becomes available.
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies, that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of March 31, 2023, we did not have any material adjustments to estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Three Months ended March 31, 2023 compared to Three Months ended March 31, 2022
The following table sets forth our results of operations for the three months ended March 31, 2023 and March 31, 2022.

	Three Months Ended March 31,
	2023	2022	Change
(in thousands)
Revenue
Product revenue, net	$34,337	$21,492	$12,845
License, royalty and collaboration revenue	72	133	(61)
Total revenue, net	34,409	21,625	12,784
Operating expenses
Cost of sales	421	256	165
Selling, general and administrative	50,124	45,197	4,927
Research and development	13,158	12,620	538
Other expense, net	290	1,434	(1,144)
Total cost of sales and operating expenses	63,993	59,507	4,486
Loss from operations	(29,584)	(37,882)	8,298
Interest income	3,814	262	3,552
Net loss before income taxes	(25,770)	(37,620)	11,850
Income tax expense	436	10	426
Net loss	$(26,206)	$(37,630)	$11,424
Revenues
Total net revenue was $34.4 million and $21.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively.
The increase is primarily due to an increase in net product revenue from our two main customers for LUPKYNIS driven predominantly by further penetration in the LN market. This penetration can be demonstrated, in part, by 466 additional patient start forms (PSFs) (our equivalent to a prescription) received during the three months ended March 31, 2023 compared to 461 PSFs received during the three months ended March 31, 2022; as well as a total of 1,731 patients on therapy as of March 31, 2023, compared to 1,071 patients on therapy as of March 31, 2022.
Revenues from our two main customers in the United States accounted in total of approximately 99% for the three months ended March 31, 2023 and March 31, 2022.

Cost of Sales
Cost of sales were $0.4 million and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase year over year was primarily due to an increase in product related revenue, as gross margin was approximately 99% for both periods ended March 31, 2023 and March 31, 2022.
Selling, General and Administrative Expenses
SG&A expenses were $50.1 million and $45.2 million for the three months ended March 31, 2023 and March 31, 2022, respectively. SG&A expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Salaries, incentive pay and employee benefits	$22,298	$22,523
Professional fees and services	13,258	10,898
Share-based compensation expense	7,589	5,972
Other corporate costs	3,822	3,628
Travel, trade shows and sponsorships	3,157	2,176
	$50,124	$45,197
The primary drivers for the increase in SG&A expense for the three months ended March 31, 2023 as compared to the same period ended March 31, 2022, were an increase in professional fees and services related to marketing and pharmacovigilance, share-based compensation expense and travel and related costs.
Research and Development Expenses
R&D expenses were $13.2 million and $12.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively. R&D expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2023	2022
Contract research organizations (CRO) and developmental expenses	$4,230	$6,727
Clinical supply and distribution	3,273	1,562
Salaries, incentive pay and employee benefits	3,825	3,273
Share-based compensation expense	1,590	976
Other costs	240	82
	$13,158	$12,620

The primary drivers for the increase for the three months ended March 31, 2023 as compared to the same period ended March 31, 2022 were an increase in salaries and related employee benefit costs and share-based compensation expense as the Company advances its AUR200 and AUR300 programs and fulfills the post approval FDA commitments related to LUPKYNIS. The increase was partially offset by a decrease in contract research organization costs related to the completion of the AURORA 2 continuation study, which was completed in 2022.

Interest Income

Interest income was $3.8 million and $0.3 million for the three months ended March 31, 2023 and March 31, 2022, respectively. The increase between periods is due to higher yields on our investments as a result of increased interest rates.

Liquidity and Capital Resources
As of March 31, 2023, we had cash, cash equivalents and restricted cash of $89.0 million and short-term investments of $272.5 million compared to cash, cash equivalents and restricted cash of $94.2 million and short-term investments of $295.2 million at December 31, 2022. The decrease in cash, cash equivalents and restricted cash and investments is primarily related to the continued investment in commercialization activities and post approval commitments of our approved drug, LUPKYNIS, inventory purchases and advancement of our pipeline, partially offset by an increase in cash receipts from sales of LUPKYNIS. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of March 31, 2023 and December 31, 2022, we had working capital of $381.6 million and $396.4 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards the development of our AUR200 and AUR300 assets. Taking into consideration the cash and cash equivalents and short-term investments as of March 31, 2023, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, including our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the three months ended March 31, 2023 and March 31, 2022:

	Three Months Ended March 31,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(31,670)	$(46,746)
Investing activities	24,860	(53,017)
Financing activities	1,639	405
Net decrease in cash and cash equivalents	$(5,171)	$(99,358)

Net cash used in operating activities was $31.7 million for the three months ended March 31, 2023 compared to $46.7 million for the three months ended March 31, 2022. The decrease in net cash used in operating activities is primarily due to an increase in cash receipts from sales of LUPKYNIS. See "Revenues" above for further discussion regarding our increased sales of LUPKYNIS.
Cash provided by investing activities during the three months ended March 31, 2023 was $24.9 million compared to cash used in investing activities of $53.0 million during the three months ended March 31, 2022. The increase in cash provided by investing activities was primarily related to the timing of purchases of investments offset by proceeds of maturities of investments.
Cash provided by financing activities during the three months ended March 31, 2023 was $1.6 million compared to cash provided by financing activities of $0.4 million during the three months ended March 31, 2022. The change was due to increased proceeds from the exercise of stock options.
Off‑Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as such term is defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Act.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of March 31, 2023, our investment portfolio includes cash, cash equivalents, restricted cash and investments of $361.5 million that earn interest at market rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of March 31, 2023, these instruments have a maturity of less than a year.

As of March 31, 2023, a hypothetical decrease of 100 basis points on the interest rates of our investments would result annually in $2.7 million less interest in our portfolio.

Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to a significant degree by a sudden change in market interest rates relative to our investment portfolio.

Foreign Currency Risk

We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc and Great British Pound, which could affect our operating and financial results.

As of March 31, 2023, we had approximately $3.6 million of foreign denominated third-party payables included in our accounts payable and accrued liabilities balance. An assumed 10% fluctuation in the exchange rates would have an approximate $0.4 million fluctuation in the amounts due. There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of March 31, 2023.

Inflation Risk

Inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Inflation generally affects us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. In addition, our investment portfolio may experience the risk of realized losses on our short-term investments if we were to sell before maturity due to the market volatility caused by increased interest rates.

Credit Risk

Our exposure to credit risk generally consists of cash and cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity. We actively monitor our cash and portfolio of investments and in particular have validated that we at no point held any deposits or securities or maintained any accounts at Silicon Valley Bank or any other banks that were subject to FDIC action.

We are subject to credit risk in connection with our accounts receivable due from our two customers which accounted for 99% of our net trade accounts receivable balances as of March 31, 2023. We monitor economic conditions, including the creditworthiness of our customers and collaboration partner. We regularly communicate with our customers regarding the status of receivable balances and have not experienced and issues with collectability. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. During the quarter ended March 31, 2023, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers or write any amounts off.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
There are no material developments to report in respect of the litigation described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above except as mentioned below. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
In response to the ongoing armed conflict in Ukraine, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine and certain entities. This conflict may also precipitate or amplify the other risks described herein and in our Annual Report on Form 10-K for the year ended December 31, 2022, Part I. Item A. Risk Factors including risks relating to cyber security, global economic conditions and supply chains which could adversely affect our business, operations and financial condition and results.
We report on various metrics relating to LUPKYNIS activity, and none of these metrics, in and of themselves, is indicative of current or future financial performance
We report on various metrics relating to LUPKYNIS activity, including the number of PSFs, conversion rates (being the proportion of PSFs that convert into patients on therapy), persistency rates (being how long patients on therapy remain on therapy), and numbers of patients on therapy. None of these metrics, in and of themselves, is indicative of current or future financial performance. There is no guarantee that a patient for whom we receive a PSF will become a patient on therapy. Converting a patient from a PSF into a patient on therapy includes multiple steps, many of which are outside of our control, such as patients and doctors needing to coordinate applications relating to insurance coverage for LUPKYNIS, and potentially one or more appeals if coverage is denied initially. We refer to patients for whom we receive a PSF but that never convert into a patient on therapy as a cancellation. Cancellations result in zero revenue. Even when a patient becomes a patient on therapy, there is no guarantee that they will be a patient for which we receive revenue (as certain patients are eligible for our free drug program), or that they will remain on drug for any period of time (whether due to a reduction in LN activity, an actual (or perceived) drug-related adverse event, or from a lack of taking medication, or otherwise). Patients on therapy may also not take their prescribed dose of LUPKYNIS in the manner and at the times prescribed by their doctor, which could result in reduced orders of LUPKYNIS in respect of that patient on therapy versus a patient that is prescribed a higher dose of LUPKYNIS and follows their prescription exactly as prescribed. We refer to patients who have converted from a PSF into a patient on therapy, but who subsequently cease treatment (for any reason), as discontinuations. A patient on therapy who discontinues treatment results in zero future revenue, and discontinuations can occur at any time once a patient commences therapy. Accordingly, our PSF activity, and related metrics, are not in and of themselves directly indicative of our current or future financial performance.
Our revenue to date is primarily the result of our two main customers in the United States (our two specialty pharmacies) who order LUPKYNIS for dispensing to patients (see further under "Critical Accounting Policies and Significant Judgments and Estimates - Product Revenue" earlier in this Quarterly Report for further discussion). The orders for product from our two main customers do not necessarily correlate to our PSF numbers. Our revenue could therefore fluctuate in a manner contrary to our PSF trends, both where revenue could be greater than a PSF trend would indicate, or where revenue could be lesser than a PSF trend would indicate. Therefore, while we report on PSFs and related figures to provide an indication of potential prescription activity for LUPKYNIS, there is no single metric that is directly correlated to, or indicative of, our future financial performance.
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

AURINIA PHARMACEUTICALS INC.

May 3, 2023	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

May 3, 2023	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)