Form 10-Q
period 2023-06-30
Aurinia Pharmaceuticals Inc.
filed 2023-08-03
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of August 2, 2023, the registrant had 143,422,464 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)	June 30, 2023	December 31, 2022

ASSETS
Current assets
Cash, cash equivalents and restricted cash	$81,707	$94,172
Short-term investments	269,006	295,218
Accounts receivable, net	19,499	13,483
Inventories, net	33,155	24,752
Prepaid expenses	11,332	13,580
Other current assets	1,208	1,334
Total current assets	415,907	442,539

Non-current assets
Other non-current assets	1,518	13,339
Property and equipment, net	3,650	3,650
Acquired intellectual property and other intangible assets, net	5,683	6,425
Finance right-of-use asset, net	117,428	—
Operating right-of-use assets, net	4,714	4,907
Total assets	$548,900	$470,860

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	41,375	39,990
Deferred revenue	3,228	3,148
Other current liabilities	2,088	2,033
Finance lease liability	14,016	—
Operating lease liabilities	954	936
Total current liabilities	61,661	46,107

Non-current liabilities
Finance lease liability	79,422	—
Operating lease liabilities	6,814	7,152
Deferred compensation and other non-current liabilities	8,711	12,166
Total liabilities	156,608	65,425
Commitments and contingencies (Note 17)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 143,369 and 142,268 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	1,196,480	1,185,309
Additional paid-in capital	98,832	85,489
Accumulated other comprehensive loss	(1,020)	(1,061)
Accumulated deficit	(902,000)	(864,302)
Total shareholders' equity	392,292	405,435
Total liabilities and shareholders' equity	$548,900	$470,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)
Revenue
Product revenue, net	$41,100	$28,148	$75,437	$49,640
License, royalty and collaboration revenue	394	43	466	176
Total revenue, net	41,494	28,191	75,903	49,816
Operating expenses
Cost of sales	1,563	1,599	1,984	1,855
Selling, general and administrative	47,081	51,532	97,205	96,729
Research and development	12,650	11,525	25,808	24,145
Other (income) expense, net	(3,630)	(476)	(3,340)	958
Total cost of sales and operating expenses	57,664	64,180	121,657	123,687
Loss from operations	(16,170)	(35,989)	(45,754)	(73,871)
Interest expense	(65)	—	(65)	—
Interest income	4,101	483	7,915	745
Net loss before income taxes	(12,134)	(35,506)	(37,904)	(73,126)
Income tax (benefit) expense	(642)	9	(206)	19
Net loss	$(11,492)	$(35,515)	$(37,698)	$(73,145)
Other comprehensive loss:
Unrealized (loss) gain on available-for-sale securities, net of tax of nil	(32)	(235)	41	(1,001)
Comprehensive loss	$(11,524)	$(35,750)	$(37,657)	$(74,146)
Basic and diluted loss per share	$(0.08)	$(0.25)	$(0.26)	$(0.52)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	142,777	141,726	142,904	141,734
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended June 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2023	143,029	$1,193,019	$88,885	$(988)	$(890,508)	$390,408
Shares issued on exercise of stock options and vesting of performance awards	130	1,351	(1,117)	—	—	234
Issuance of common shares in conjunction with ESPP program	210	2,110	(1,204)	—	—	906
Share-based compensation	—	—	12,268	—	—	12,268
Unrealized loss on available-for-sale securities, net	—	—	—	(32)	—	(32)
Net loss	—	—	—	—	(11,492)	(11,492)
Balance at June 30, 2023	143,369	$1,196,480	$98,832	$(1,020)	$(902,000)	$392,292

	Common Shares
Three Months Ended June 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2022	141,742	$1,178,807	$64,686	$(1,618)	$(793,752)	$448,123
Shares issued on exercise of stock options and vesting of performance awards	23	172	(55)	—	—	117
Issuance of common shares in conjunction with ESPP program	127	1,905	(682)			1,223
Shared-based compensation	—	—	10,055	—	—	10,055
Unrealized loss on available-for-sale securities	—	—	—	(235)	—	(235)
Net loss	—		—	—	(35,515)	(35,515)
Balance at June 30, 2022	141,892	$1,180,884	$74,004	$(1,853)	$(829,267)	$423,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Six Months Ended June 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Shares issued on exercise of stock options and vesting of performance awards and restricted stock units	891	9,061	(7,188)	—	—	1,873
Issuance of common shares in conjunction with ESPP program	210	2,110	(1,204)	—	—	906
Share-based compensation	—	—	21,735	—	—	21,735
Unrealized gain on available-for-sale securities, net	—	—	—	41	—	41
Net loss	—	—	—	—	(37,698)	(37,698)
Balance at June 30, 2023	143,369	$1,196,480	$98,832	$(1,020)	$(902,000)	$392,292

	Common Shares
Six Months Ended June 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options	165	1,928	(1,406)	—	—	522
Issuance of common shares in conjunction with ESPP program	127	1,905	(682)	—	—	1,223
Shared-based compensation	—	—	17,078	—	—	17,078
Unrealized loss on available-for-sale securities, net	—	—	—	(1,001)	—	(1,001)
Net loss	—	—	—	—	(73,145)	(73,145)
Balance at June 30, 2022	141,892	$1,180,884	$74,004	$(1,853)	$(829,267)	$423,768

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2023	2022
(in thousands)	(unaudited)
Cash flows used in operating activities:
Net loss	$(37,698)	$(73,145)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,243	1,374
Amortization of right-of-use assets	193	304
Net amortization of premiums and discounts on short-term investments	(5,599)	351
Share-based compensation expense	21,735	17,078
Other, net	(3,235)	2,160
Net changes in operating assets and liabilities
Accounts receivable, net	(6,016)	(2,758)
Inventories, net	(8,403)	(7,953)
Prepaid expenses and other current assets	2,374	(4,914)
Non-current assets	(16)	(517)
Accounts payable, accrued and other liabilities	1,245	(6,242)
Operating lease liabilities	(319)	(355)
Net cash used in operating activities	(34,496)	(74,617)
Cash flows used in investing activities:
Purchase of investments	(256,439)	(232,955)
Proceeds from investments	288,291	225,677
Upfront lease payment	(11,864)	—
Purchase of long-lived assets	(524)	(118)
Capitalized patent costs	(212)	—
Net cash provided by (used in) investing activities	19,252	(7,396)
Cash flows from financing activities
Proceeds from exercise of stock options and employee share purchase plan	2,779	1,745
Cash provided by financing activities	2,779	1,745
Net decrease in cash, cash equivalents and restricted cash	(12,465)	(80,268)
Cash, cash equivalents and restricted cash, beginning of period	94,172	231,900
Cash, cash equivalents and restricted cash, end of period	$81,707	$151,632

Supplemental cash flow information
Cash received for interest	$2,713	$528
Cash paid for income taxes	$(277)	$(779)
Cash paid for amounts included in the measurement of lease liabilities	$(531)	$(572)

Supplemental disclosure of noncash transactions
Finance right-of-use asset obtained in exchange for lease obligations (monoplant)	$117,622	$—
Finance lease liability arising from obtaining right-of-use assets (monoplant)	$94,120	$—

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$81,389	$151,408
Restricted cash	318	224
Total cash, cash equivalents and restricted cash	$81,707	$151,632
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia or the Company) is a fully integrated biopharmaceutical company focused on delivering therapies to treat targeted patient populations with a high unmet medical need that are impacted by autoimmune, kidney and rare diseases. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first U.S. Food and Drug Administration (FDA) approved oral therapy for the treatment of adult patients with active lupus nephritis (LN) and continues to conduct pre-clinical, clinical, and regulatory activities to support the voclosporin development program as well as other assets. Aurinia engaged with Otsuka Pharmaceutical Co., Ltd. (Otsuka) as a collaboration partner for development and commercialization of LUPKYNIS in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the Otsuka Territories).
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of June 30, 2023 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and six months ended June 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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

The Company is devoting the majority of operational efforts and financial resources towards the commercialization and post approval commitments of the approved drug, LUPKYNIS. The Company is also expending efforts towards pipeline assets AUR200 and AUR300. Taking into consideration the Company's cash, cash equivalents, restricted cash and investments of $350.7 million as of June 30, 2023, the Company believes that it has sufficient resources to fund its operations for at least the next few years beyond the date that the unaudited condensed consolidated financial statements are issued.
Major Customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product in the Otsuka Territories. Revenues from the two main customers in the U.S. accounted for approximately 98% of the Company's total revenues for the three and six months ended June 30, 2023. Revenues from the two main customers in the U.S. accounted for approximately 99% of the Company's total revenues for the three and six months ended June 30, 2022.
In late March 2022, the Company provided a nominal additional discount to both of its two main U.S. customers, applicable for the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand due to supply chain concerns. In December 2022, the Company extended the nominal discount to the end of 2023. Such discounts, or any future discounts, may result in reduced sales to these customers in subsequent periods and substantial fluctuations in revenues from period to period. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically reevaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses. The Company has had no historical write-offs related to customers or receivables.
Significant Accounting Policies
The Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Product Revenues
In the United States (and territories), the Company sells LUPKYNIS primarily to specialty pharmacies and specialty distributors. These customers subsequently distribute the Company's products to patients and healthcare providers. Revenues from product sales are recognized when the customer obtains control of the Company's product, which typically occurs upon delivery to the customer.
Reserves for discounts and allowances: Product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).
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
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of June 30, 2023, the Company did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Accounts Receivable, Net: Accounts receivable are stated at their net realizable value. The Company's accounts receivable represent amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 12). As of June 30, 2023 and December 31, 2022, accounts receivable, net are $19.5 million and $13.5 million, respectively. The Company's standard credit terms range from 30 to 45 days and does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. The Company estimates the allowance for doubtful accounts using the current expected credit loss, or CECL, model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. Aurinia evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to the Company. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The allowance for doubtful accounts was nil as of June 30, 2023 and December 31, 2022.
Share-Based Compensation: The Company follows ASC Topic 718, Compensation - Stock Compensation (ASC 718), which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company records compensation expense based on the fair value on the grant date using the graded accelerated vesting method for all share-based payments related to stock options, performance awards (PAs), restricted stock units (RSUs) and purchases under the Company's 2021 Employee Share Purchase Plan (ESPP). The estimated fair value of performance-based awards is measured on the grant date and is recognized when it is determined that it is probable that the performance condition will be achieved. The Company has elected a policy for all share-based awards to estimate forfeitures based on historical forfeiture experience at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.
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

The following table summarizes the financial assets (cash, cash equivalents, restricted cash and short-term investments) measured at fair value on a recurring basis:

	June 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$81,707	$—	$—	$81,707
Corporate bonds	—	21,660	—	21,660
Commercial paper	—	154,447	—	154,447
Treasury bills	—	40,020	—	40,020
Treasury bonds	—	52,309	—	52,309
Yankee bonds	—	570	—	570
Total financial assets	$81,707	$269,006	$—	$350,713

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency securities	—	4,948	—	4,948
Corporate bonds	—	104,080	—	104,080
Commercial paper	—	125,187	—	125,187
Treasury bills	—	12,282	—	12,282
Treasury bonds	—	42,220	—	42,220
Yankee bonds	—	6,501	—	6,501
Total financial assets	$94,172	$295,218	$—	$389,390
The Company's Level 1 instruments include cash, cash equivalents and restricted cash that are valued using quoted market prices. Aurinia estimates the fair values of investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of the Company's short-term investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At June 30, 2023 and December 31, 2022, the weighted average remaining contractual maturities of Aurinia's Level 2 investments were approximately 7 months. It is the Company's intent for these investments to have an overall rating of A-1, or higher, by Moody’s, Standard & Poor’s and Fitch.
No credit loss allowance was recorded as of June 30, 2023 and December 31, 2022, as the Company does not believe the unrealized loss is a result of a credit loss due to the nature of the investments. Aurinia also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.
Refer to Note 4, “Cash, Cash Equivalents, Restricted Cash and Short-Term Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.

4.    Cash, Cash Equivalents, Restricted Cash and Short-Term Investments
As of June 30, 2023 and December 31, 2022, the Company had $350.7 million and $389.4 million, respectively of cash, cash equivalents, restricted cash and short-term investments summarized below. As of June 30, 2023 and December 31, 2022, $269.0 million and $295.2 million were available-for-sale debt securities which are carried at fair market value.

	June 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$81,707	$—	$—	$81,707
Corporate bonds	21,670	—	(10)	21,660
Commercial paper	154,566	—	(119)	154,447
Treasury bills	40,011	9	—	40,020
Treasury bonds	52,404	—	(95)	52,309
Yankee bonds	570	—	—	570
Total cash, cash equivalents, restricted cash and short-term investments	$350,928	$9	$(224)	$350,713

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency securities	4,951	—	(3)	4,948
Corporate bonds	104,174	—	(94)	104,080
Commercial paper	125,255	—	(68)	125,187
Treasury bills	12,290	—	(8)	12,282
Treasury bonds	42,301	—	(81)	42,220
Yankee bonds	6,503	—	(2)	6,501
Total cash, cash equivalents, restricted cash and short-term investments	$389,646	$—	$(256)	$389,390

As of June 30, 2023 and December 31, 2022, accrued interest receivable from the investments were $0.4 million and $1.1 million, respectively. During the three months and six months ended June 30, 2023, the Company had $32 thousand and $41 thousand unrealized losses and gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on investments at June 30, 2023, were temporary in nature. Realized gains or losses were immaterial during the three and six months ended June 30, 2023 and 2022.

The Company's short-term investments as of June 30, 2023 mature at various dates through March 2024.

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

The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. As of June 30, 2023, Aurinia recorded reserves of finished goods inventories of approximately $2.3 million which were primarily related to process validation batches used for FDA approval.

The components of inventory, net are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Raw materials	$1,998	$2,217
Work in process	29,813	21,059
Finished goods, net of reserve	1,344	1,476
Total inventories, net	$33,155	$24,752

6.Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Prepaid assets	$7,296	$5,451
Prepaid deposits	3,981	6,330
Prepaid insurance	55	1,799
Total prepaid expenses	$11,332	$13,580

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	June 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,774	$(1,277)	$497
Acquired intellectual property and reacquired rights	15,126	(10,305)	4,821
Internal-use software implementation costs	2,873	(2,508)	365
	$19,773	$(14,090)	$5,683

	December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,569	$(1,262)	$307
Acquired intellectual property and reacquired rights	15,126	(9,838)	5,288
Internal-use software implementation costs	2,873	(2,043)	830
	$19,568	$(13,143)	$6,425
Amortization expense for the three months ended June 30, 2023 and 2022 was approximately $0.5 million for both periods and for the six months ended June 30, 2023 and 2022 was approximately $1.0 million for both periods.

8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Construction in progress	$—	$255
Leasehold improvements	3,243	2,978
Office equipment	631	645
Furniture	1,141	976
Computer equipment	235	251
	5,250	5,105
Less accumulated depreciation	(1,600)	(1,455)
Property and equipment, net	$3,650	$3,650
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
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately eight years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of June 30, 2023, the Company had a right-of-use (ROU) asset of $4.7 million and lease liability of $7.7 million included in the condensed consolidated balance sheets. As of December 31, 2022, the Company had a right of use asset of $4.9 million and lease liability of $8.0 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
Edmonton, Alberta
During October 2022, the Company entered into a long term lease in Edmonton for a total of 4,375 square feet of office space. The lease is a six year lease and has an option to renew after five years at prevailing market rates. The lease commenced on November 1, 2022 and the Company recorded the lease as an operating lease. The lease is not material to the Company's financial position.
For all leases, the Company incurs variable lease costs. These costs include operation and maintenance costs included in SG&A and are expensed as incurred. The variable lease costs are not material to the Company's financial position.
The operating lease costs for all leases for the three and six months ended June 30, 2023 were $0.2 million and $0.4 million, respectively. Operating lease costs for the three and six months ended June 30, 2022 were $0.3 million and $0.5 million, respectively.
Monoplant
On December 15, 2020, the Company entered into a collaborative agreement with Lonza to build a dedicated manufacturing facility within Lonza’s existing small molecule facility in Visp, Switzerland. The dedicated facility (also referred to as "monoplant") is equipped with state-of-the-art manufacturing equipment to provide cost and production efficiency for the manufacturing of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand.
Following U.S. regulatory approval of LUPKYNIS in January 2021, the construction of the facility began. The Company has completed a capital expenditure payment program for the monoplant totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million (CHF 10.5 million) and was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment of $11.9 million (CHF 10.5 million) became due when the facility fulfilled the required operational qualifications, which occurred during the second quarter of 2023. The Company now has the exclusive right to use the monoplant by paying a quarterly fixed facility fee.

The Company has determined that the arrangement will be accounted for as a finance lease under ASC 842. Under ASC 842, the lease term begins at the commencement date and is based on the noncancellable period for which a lessee has the right to use an underlying asset. Aurinia determined that the lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred during the three months ended June 30, 2023.

The Company, at lease inception, recorded an ROU asset of approximately $117.6 million and a corresponding lease liability of $94.1 million, which is the present value of the minimum lease payments beginning July 2023 and expiring in 2030. The incremental borrowing rate applied to value the lease liability at inception is 6.19%, which was based on the financial position of the Company, geographical region and term of lease.

As of June 30, 2023, the ROU asset and corresponding lease liability balance were $117.4 million and $93.4 million, respectively. For the three months ended June 30, 2023, related to the lease, the company incurred unrealized foreign exchange gain on the revaluation of the lease liability of $0.7 million, ROU amortization of $0.2 million, and interest expense of $0.1 million.

The following table represents the weighted-average remaining lease term and discount rate as of June 30, 2023:

	As of June 30, 2023
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	8.2	5.27%
The following table provides a summary of lease liabilities payments for the next five years and thereafter:

(in thousands)	Finance Lease Payments	Operating Lease Payments
Remainder of 2023	$12,061	$449
2024	16,081	1,114
2025	16,081	1,141
2026	16,081	1,170
2027	16,081	1,199
Thereafter	36,186	4,534
Total future minimum lease payments	112,571	9,607
Less: lease imputed interest	(19,133)	(1,839)
Total future minimum lease payments	$93,438	$7,768

Beinheim
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

10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	June 30, 2023	December 31, 2022
Employee accruals	$14,066	$20,214
Commercial accruals	12,984	8,620
Accrued R&D projects	6,158	5,350
Trade payables	4,808	3,087
Other accrued liabilities	3,216	2,094
Income taxes payable	143	625
Total accounts payable and accrued liabilities	$41,375	$39,990

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $8.7 million and $12.2 million as of June 30, 2023 and December 31, 2022, respectively. The balance as of June 30, 2023 and December 31, 2022 primarily included deferred compensation arrangements whereby certain former executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations are also contingent on the occurrence of uncertain future events.
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

On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone to the Company, which was recognized as collaboration revenue for the year ended December 31, 2022. On November 29, 2022 Aurinia announced that the MHRA had granted marketing authorization of LUPKYNIS in Great Britain. On April 24, 2023, LUPKYNIS received regulatory approval in Switzerland. The Company continues to progress with regulatory approval with Otsuka in the other Otsuka Territories.

License, royalty and collaboration revenue

For the three and six months ended June 30, 2023, the Company recognized $394 thousand and $466 thousand, respectively of license, royalty and collaboration revenue from services provided under the agreement. For the three and six months ended June 30, 2022, the Company recognized $13 thousand and $117 thousand, respectively.

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
13.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(11,492)	$(35,515)	$(37,698)	$(73,145)
Weighted average common shares outstanding	142,777	141,726	142,904	141,734
Net loss per common share (expressed in $ per share)	$(0.08)	$(0.25)	$(0.26)	$(0.52)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	Six months ended June 30,
(in thousands)	2023	2022
Stock options	12,752	14,355
Unvested performance awards	921	—
Unvested restricted stock units	7,063	2,008
	20,736	16,363

14.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares and provides for grants of stock options, performance awards (PAs), and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's 2021 Employee Stock Purchase Plan (ESPP), which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
During 2022, the Company modified the 2021 ESPP for the current and future offerings. The new ESPP terms shortened the plan from four purchases over a 24-month offering period to two purchases over a 12-month offering period. Additionally, the ESPP now contains a rollover mechanism; that is, if the stock price on the purchase date is less than the offering price (as that is determined under the 2021 ESPP), that offering is then canceled and any participants are rolled into a new 12-month offering period at the lower price.
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
The following weighted average assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2023 and June 30, 2022:

	2023	2022
Annualized volatility	71%	70%
Risk-free interest rate	3.83%	1.83%
Expected life of options in years	5.0 years	5.0 years
Estimated forfeiture rate	12.6%	11.7%
Dividend rate	0.0%	0.0%
Fair value per common share option	$5.99	$7.00
The increase of the risk-free interest rate during the six months ended June 30, 2023 was due to the increase of higher yields on government benchmark bonds.

The following table summarizes the option award activity for the six months ended June 30, 2023:

	June 30, 2023
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2022	13,295	$12.09
Granted	558	9.78
Exercised	(362)	5.25
Forfeited	(739)	14.58
Outstanding - June 30, 2023	12,752	$12.04
Restricted Stock Units and Performance Awards
The Company has granted RSUs and PAs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs and PAs are fair valued based on the previous business days' market price of common shares on the date of the grant.
The following table summarizes the RSU and PA activity for the six months ended June 30, 2023:

	June 30, 2023
	Number of shares (in thousands)	Weighted average fair value price $
Outstanding - December 31, 2022	1,980	$10.84
Granted	6,695	9.04
Vested	(530)	11.92
Forfeited	(161)	9.59
Outstanding - June 30, 2023	7,984	$9.28
Compensation Expense
The Company recognized share-based compensation expense for the three month periods ended June 30, 2023 and June 30, 2022 as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2023	2022	2023	2022
Research and development	$2,114	$1,066	$3,704	$2,042
Selling, general and administrative	9,820	8,883	17,409	14,855
Capitalized under inventories	334	106	622	181
Share-based compensation expense	$12,268	$10,055	$21,735	$17,078
As of June 30, 2023, there was $48.4 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.5 years.

15.Income Taxes

The effective tax rates for the three and six months ended June 30, 2023 and June 30, 2022 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances.

The Company recognized an income tax benefit of approximately $642 thousand and $206 thousand for the three and six months ended June 30, 2023 respectively. The Company recognized an income tax expense of approximately $9 thousand and $19 thousand for the three and six months ended June 30, 2022. The income tax benefit recognized in 2023 relates to a current period and prior period favorable adjustment in U.S. income taxes. The income tax expense recognized for 2022, was a result of income in certain jurisdictions. The tax expense is not offset by a tax benefit as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions.

16.Related Party Transactions
During the three and six months ended June 30, 2023 and year ended December 31, 2022, the Company had no related party transactions.
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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act), which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our belief that we have sufficient financial resources to fund our current plans for at least the next few years; our potential to receive certain payments and royalties under our agreement with Otsuka Pharmaceuticals Co. Ltd., or Otsuka; and that an investigational new drug (IND) application (or equivalent) is expected to be submitted for AUR200 in 2023 and AUR300 in 2024. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements, including that there can be no assurance that the initiated strategic review process will result in Aurinia pursuing a particular transaction or other strategic outcome in a timely manner, or at all. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third-party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next few years; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; assumptions relating to the capital required to fund operations for the next few years; assumptions relating to the progress of our pre-clinical activities that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2022 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 28, 2023 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Recent Developments
On April 5, 2023, we announced promising results from the AURORA Renal Biopsy Sub-Study. LUPKYNIS is a novel agent approved for the treatment of adults with active LN. The addition of LUPKYNIS on top of the then current standard of care MMF and low-dose steroids in our Phase 3 AURORA 1 and AURORA 2 studies led to significantly earlier and greater reductions in proteinuria while maintaining stable renal function, as evidenced by a stable eGFR slope over time. To further characterize the long-term impact of LUPKYNIS on the kidney at the histologic level, repeat biopsies were collected from selected patients in both treatment arms (the active control arm with patients treated with only MMF and steroids, and the study arm of voclosporin in combination with MMF and steroids). The patients in the voclosporin treatment arm demonstrated histologic activity improvement with stable chronicity scores similar to the active control arm of MMF and low dose steroids alone over the 18-months average treatment period at the time of repeat biopsy.
On April 11, 2023, we announced that the United States Patent and Trademark Office (USPTO) has issued a new and refined method of use patent titled IMPROVED PROTOCOL FOR TREATMENT OF LUPUS NEPHRITIS. Our newly issued U.S. Patent (No. 11,622,991) reflects the unique and proprietary dosing regimen of its currently marketed product, LUPKYNIS. Specifically, this patent further refines the method of using LUPKYNIS in combination with MMF and corticosteroids using eGFR as a method of pharmacodynamically dosing the product in patients with lupus nephritis. The newly issued patent provides coverage that supplements Aurinia’s existing U.S. Patent No. 10,286,036, which is listed in the Orange Book and claims an FDA-approved method of using LUPKYNIS. The claims in this additional patent add further specificity on dosing consistent with the FDA approved product label. This patent has the potential to provide an additional layer of patent protection for LUPKYNIS up to 2037. U.S. Patent No. 11,622,991 is listed in the Orange Book.
On June 29, 2023, we announced that our Board of Directors has initiated an exploration of strategic alternatives.
Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2022.
Product Revenues
In the United States (and territories), we sell LUPKYNIS primarily to specialty pharmacies and specialty distributors. These customers subsequently distribute our products to patients and health care providers. Revenues from product sales are recognized when the customer obtains control of our product, which typically occurs upon delivery to the customer.

Reserves for discounts and allowances: Product sales are recorded at the net sales price, which includes estimates of variable consideration for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix to accrue for variable consideration related to inventory sold to our customers that has not yet been dispensed. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies, that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of June 30, 2023, we did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Three and Six Months ended June 30, 2023 compared to Three and Six Months ended June 30, 2022
The following table sets forth our results of operations for the three and six months ended June 30, 2023 and June 30, 2022.

	Three Months Ended June 30,			Six Months Ended June 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenue
Product revenue, net	$41,100	$28,148	$12,952	$75,437	$49,640	$25,797
License, royalty and collaboration revenue	394	43	351	466	176	290
Total revenue, net	41,494	28,191	13,303	75,903	49,816	26,087
Operating expenses
Cost of sales	1,563	1,599	(36)	1,984	1,855	129
Selling, general and administrative	47,081	51,532	(4,451)	97,205	96,729	476
Research and development	12,650	11,525	1,125	25,808	24,145	1,663
Other (income) expense, net	(3,630)	(476)	(3,154)	(3,340)	958	(4,298)
Total cost of sales and operating expenses	57,664	64,180	(6,516)	121,657	123,687	(2,030)
Loss from operations	(16,170)	(35,989)	19,819	(45,754)	(73,871)	28,117
Interest expense	(65)	—	(65)	(65)	—	(65)
Interest income	4,101	483	3,618	7,915	745	7,170
Net loss before income taxes	(12,134)	(35,506)	23,372	(37,904)	(73,126)	35,222
Income tax (benefit) expense	(642)	9	(651)	(206)	19	(225)
Net loss	$(11,492)	$(35,515)	$24,023	$(37,698)	$(73,145)	$35,447
Revenues
Total net revenue was $41.5 million and $28.2 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Total net revenue was $75.9 million and $49.8 million for the six months ended June 30, 2023 and June 30, 2022, respectively.
The increase is primarily due to an increase in net product revenue from our two main customers for LUPKYNIS driven predominantly by further penetration of the LN market. This penetration can be demonstrated, in part, by 451 and 917 additional patient start forms (PSFs) (our equivalent to a prescription) received during the three and six months ended June 30, 2023, compared to 409 and 870 PSFs received during the three and six months ended June 30, 2022; as well as a total of approximately 1,911 patients on therapy as of June 30, 2023, compared to approximately 1,274 patients on therapy as of June 30, 2022.
Revenues from our two main customers in the U.S. accounted for approximately 98% of the Company's total revenues for the three and six months ended June 30, 2023. Revenues from the two main customers in the U.S. accounted for approximately 99%, of the Company's total revenues for the three and six months ended June 30, 2022.
Cost of Sales
Cost of sales were $1.6 million and $1.6 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Cost of sales were $2.0 million and $1.9 million for the six months ended June 30, 2023 and June 30, 2022, respectively. Cost of sales for both periods ended June 30, 2023 and June 30, 2022 remained consistent due to an increase of revenues, offset by a write down of FDA process validation batches that occurred during the second quarter of 2022.
Gross margin for the three months ended June 30, 2023 and June 30, 2022 were approximately 96% and 94%, respectively. Gross margin for the six months ended June 30, 2023 and June 30, 2022 were approximately 97% and 96% respectively.
Selling, General and Administrative Expenses
SG&A expenses decreased to $47.1 million for the three months ended June 30, 2023 compared to $51.5 million for the three months ended June 30, 2022. For the six months ended June 30, 2023 and June 30, 2022, SG&A expenses were $97.2 million and $96.7 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Salaries, incentive pay and employee benefits	$19,990	$19,542	$42,288	$42,065
Professional fees and services	11,228	15,669	24,486	26,567
Share-based compensation expense	9,820	8,883	17,409	14,855
Other corporate costs	3,440	4,370	7,262	7,998
Travel, trade shows and sponsorships	2,603	3,068	5,760	5,244
	$47,081	$51,532	$97,205	$96,729
The primary drivers for the decrease in SG&A expenses for the three months ended June 30, 2023 compared to the same period ended June 30, 2022 was a decrease in professional fees and services including legal fees incurred during the respective quarters, with respect to litigation matters that were taking place in the three months ended June 30, 2022. For the six months ended June 30, 2023 compared to the same period ended June 30, 2022, the increase was due to an increase in share-based compensation expense and marketing expenses offset by a decrease in professional fees and services including legal fees.
Research and Development Expenses
R&D expenses were $12.7 million and $11.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively. For the six months ended June 30, 2023 and June 30, 2022, R&D expenses were $25.8 million and $24.1 million, respectively. R&D expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2023	2022	2023	2022
Contract research organizations (CRO) and developmental expenses	$4,065	$5,658	$8,295	$12,385
Clinical supply and distribution	2,874	1,534	6,147	3,096
Salaries, incentive pay and employee benefits	3,435	2,997	7,260	6,270
Share-based compensation expense	2,114	1,066	3,704	2,042
Other costs	162	270	402	352
	$12,650	$11,525	$25,808	$24,145

The primary drivers for the increase for the three and six months ended June 30, 2023 as compared to the same periods ended June 30, 2022 were an increase in salaries and related employee benefit costs, share-based compensation expense and clinical supply and distribution as the Company advances its AUR200 and AUR300 programs and fulfills the post approval FDA commitments related to LUPKYNIS. The increase was partially offset by a decrease in contract research organization costs related to the completion of the AURORA 2 continuation study and drug interaction study, which were substantially completed in 2022.

Other (Income) Expense, net

Other (income) expense, net was $(3.6) million and $(0.5) million for the three months ended June 30, 2023 and June 30, 2022, respectively. Other (income) expense, net was $(3.3) million and $1.0 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase in other income is primarily related to change in fair value assumptions driven predominantly by rising interest rates related to our deferred compensation liability coupled with the foreign exchange gain related to the revaluation of the monoplant finance liability.

Interest Expense
Interest expense was $0.1 million for the three and six months ended June 30, 2023 due to the commencement of the monoplant finance lease during the second quarter of 2023. We did not incur interest expense for the three and six months ended June 30, 2022.

Interest Income

Interest income was $4.1 million and $0.5 million for the three months ended June 30, 2023 and June 30, 2022, respectively. Interest income was $7.9 million and $0.7 million for the six months ended June 30, 2023 and June 30, 2022, respectively. The increase between periods is due to higher yields on our investments as a result of increased interest rates.

Liquidity and Capital Resources
As of June 30, 2023, we had cash, cash equivalents and restricted cash of $81.7 million and short-term investments of $269.0 million compared to cash, cash equivalents and restricted cash of $94.2 million and short-term investments of $295.2 million at December 31, 2022. The decrease in cash, cash equivalents and restricted cash and investments is primarily related to the continued investment in commercialization activities and post approval commitments of our approved drug, LUPKYNIS, inventory purchases, advancement of our pipeline and the second monoplant capital expenditure payment partially offset by an increase in cash receipts from sales of LUPKYNIS. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of June 30, 2023 and December 31, 2022, we had working capital of $354.2 million and $396.4 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post- approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards the development of our AUR200 and AUR300 assets. Taking into consideration the cash and cash equivalents and short-term investments as of June 30, 2023, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, such as our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the six months ended June 30, 2023 and June 30, 2022:

	Six Months Ended June 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(34,496)	$(74,617)
Investing activities	19,252	(7,396)
Financing activities	2,779	1,745
Net decrease in cash and cash equivalents	$(12,465)	$(80,268)

Net cash used in operating activities was $34.5 million for the six months ended June 30, 2023 compared to $74.6 million for the six months ended June 30, 2022. The decrease in net cash used in operating activities is primarily due to an increase in cash receipts from sales of LUPKYNIS. See "Revenues" above for further discussion regarding our increased sales of LUPKYNIS.
Cash provided by investing activities during the six months ended June 30, 2023 was $19.3 million compared to cash used in investing activities of $7.4 million during the six months ended June 30, 2022. The increase in cash provided by investing activities was primarily related to the timing of purchases of investments offset by proceeds of maturities of investments and the second capital expenditure payment for the monoplant.
Cash provided by financing activities during the six months ended June 30, 2023 was $2.8 million compared to cash provided by financing activities of $1.7 million during the six months ended June 30, 2022. The change was primarily due to increased proceeds from the exercise of stock options.
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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of June 30, 2023, our investment portfolio includes cash, cash equivalents, restricted cash and investments of $350.7 million that earn interest at various rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of June 30, 2023, these instruments have a maturity of less than a year.

As of June 30, 2023, a hypothetical decrease of 100 basis points on the interest rates of our investments would result annually in $2.7 million less interest in our portfolio.

Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that our results of operations or cash flows would be affected to a significant degree by a sudden change in market interest rates relative to our investment portfolio.

Foreign Currency Risk

We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Canadian dollar, Swiss Franc, Euro and Great British Pound, which could affect our operating and financial results.

As of June 30, 2023, we had a $93.4 million finance lease liability on our balance sheet related to the monoplant. An assumed 10% fluctuation in the Swiss Franc would have an approximate $9.3 million fluctuation in the valuation of the lease liability.

As of June 30, 2023, we had approximately $4.1 million of foreign denominated third-party payables included in our accounts payable and accrued liabilities. An assumed 10% fluctuation in the exchange rates associated with those payables would have an approximate $0.4 million fluctuation in the amounts due.

There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of June 30, 2023.

Inflation Risk

Inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Inflation generally affects us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. In addition, inflation also impacts our government rebates as it pertains to the consumer price index (CPI) penalty. Our investment portfolio may experience the risk of realized losses on our short-term investments if we were to sell before maturity due to the market volatility caused by increased interest rates.

Credit Risk

Our exposure to credit risk generally consists of cash and cash equivalents, short-term investments and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions and invest the excess cash in highly rated investments. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity. We actively monitor our cash and portfolio of investments and in particular have validated that we at no point held any deposits or securities or maintained any accounts at any banks that were subject to action from the Federal Deposit Insurance Corporation (FDIC).

We are subject to credit risk in connection with our accounts receivable due from our two customers which accounted for approximately 98% of our net trade accounts receivable balances as of June 30, 2023. We monitor economic conditions, including the creditworthiness of our customers and collaboration partner. We regularly communicate with our customers regarding the status of receivable balances and have not experienced and issues with collectability. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. During the quarter ended June 30, 2023, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers or write any amounts off.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.
Other than as set out below, there are no material developments to report in respect of the litigation described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
On April 15, 2022, a purported shareholder class action complaint, Ortmann v. Aurinia Pharmaceuticals, Inc. et al., case no. 1:22-cv-02185, was filed in the United States District Court for the Eastern District of New York (Eastern District of New York), naming us and certain of our officers as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our financial guidance and commercial prospects in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 2, 2022, the case was transferred from the Eastern District of New York to the United States District Court for the District of Maryland. On February 20, 2023, the Court appointed a lead plaintiff and approved the lead plaintiff’s selection of lead counsel. On May 22, 2023 the lead plaintiff filed their amended complaint. We intend to continue vigorously defending ourselves in this action, including, among other things, filing a motion to dismiss the amended complaint once the Court authorizes us to do so.
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

AURINIA PHARMACEUTICALS INC.

August 2, 2023	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

August 2, 2023	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)