Form 10-Q
period 2023-09-30
Aurinia Pharmaceuticals Inc.
filed 2023-11-02
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of November 1, 2023, the registrant had 143,608,164 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
TABLE OF CONTENTS

		Page
PART I.	FINANCIAL INFORMATION	1
Item 1.	Financial Statements (Unaudited)	1
	Condensed Consolidated Balance Sheets (unaudited) as of September 30, 2023 and December 31, 2022	1
	Condensed Consolidated Statements of Operations and Comprehensive Loss (unaudited) for the three and nine months ended September 30, 2023 and September 30, 2022	2
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the three months ended September 30, 2023 and September 30, 2022	3
	Condensed Consolidated Statements of Shareholders’ Equity (unaudited) for the nine months ended September 30, 2023 and September 30, 2022	4
	Condensed Consolidated Statements of Cash Flows (unaudited) for the nine months ended September 30, 2023 and September 30, 2022	5
	Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26
Item 4.	Controls and Procedures	28
PART II.	OTHER INFORMATION	29
Item 1.	Legal Proceedings	29
Item 1A.	Risk Factors	29
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31
	Signatures	32

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)	September 30, 2023	December 31, 2022

ASSETS
Current assets
Cash, cash equivalents and restricted cash	$46,397	$94,172
Short-term investments	291,503	295,218
Accounts receivable, net	37,946	13,483
Inventories, net	32,820	24,752
Prepaid expenses	16,158	13,580
Other current assets	1,645	1,334
Total current assets	426,469	442,539

Non-current assets
Long-term investments	591	—
Other non-current assets	1,518	13,339
Property and equipment, net	3,496	3,650
Acquired intellectual property and other intangible assets, net	5,261	6,425
Finance right-of-use asset, net	113,069	—
Operating right-of-use assets, net	4,609	4,907
Total assets	$555,013	$470,860

LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	52,309	39,990
Deferred revenue	4,662	3,148
Other current liabilities	2,611	2,033
Finance lease liability	13,328	—
Operating lease liabilities	980	936
Total current liabilities	73,890	46,107

Non-current liabilities
Finance lease liability	72,193	—
Operating lease liabilities	6,713	7,152
Deferred compensation and other non-current liabilities	10,340	12,166
Total liabilities	163,136	65,425
Commitments and contingencies (Note 17)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 143,605 and 142,268 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	1,198,560	1,185,309
Additional paid-in capital	109,711	85,489
Accumulated other comprehensive loss	(947)	(1,061)
Accumulated deficit	(915,447)	(864,302)
Total shareholders' equity	391,877	405,435
Total liabilities and shareholders' equity	$555,013	$470,860
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)
Revenue
Product revenue, net	$40,781	$25,502	$116,218	$75,142
License, royalty and collaboration revenue	13,734	30,277	14,200	30,453
Total revenue, net	54,515	55,779	130,418	105,595
Operating expenses
Cost of sales	6,769	2,447	8,753	4,302
Selling, general and administrative	47,759	52,169	144,964	148,898
Research and development	13,605	10,973	39,413	35,118
Other (income) expense, net	2,645	(311)	(695)	647
Total cost of sales and operating expenses	70,778	65,278	192,435	188,965
Loss from operations	(16,263)	(9,499)	(62,017)	(83,370)
Interest expense	(1,400)	—	(1,465)	—
Interest income	4,514	1,464	12,429	2,209
Net loss before income taxes	(13,149)	(8,035)	(51,053)	(81,161)
Income tax expense	298	954	92	973
Net loss	$(13,447)	$(8,989)	$(51,145)	$(82,134)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of nil	73	326	114	(675)
Comprehensive loss	$(13,374)	$(8,663)	$(51,031)	$(82,809)
Basic and diluted loss per share	$(0.09)	$(0.06)	$(0.36)	$(0.58)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	142,847	141,856	143,085	141,831
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended September 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2023	143,369	$1,196,480	$98,832	$(1,020)	$(902,000)	$392,292
Shares issued on exercise of stock options and vesting of restricted stock units	236	2,080	(929)	—	—	1,151
Share-based compensation	—	—	11,808	—	—	11,808
Unrealized gain on available-sale-securities, net	—	—	—	73	—	73
Net loss	—	—	—	—	(13,447)	(13,447)
Balance at September 30, 2023	143,605	$1,198,560	$109,711	$(947)	$(915,447)	$391,877

	Common Shares
Three Months Ended September 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2022	141,892	$1,180,884	$74,004	$(1,853)	$(829,267)	$423,768
Shares issued on exercise of stock options and vesting of performance awards and restricted stock units	218	3,136	(3,136)	—	—	—
Shared-based compensation	—	—	8,320	—	—	8,320
Unrealized gain on available-for-sale securities, net	—	—	—	326	—	326
Net loss	—	—	—	—	(8,989)	(8,989)
Balance at September 30, 2022	142,110	$1,184,020	$79,188	$(1,527)	$(838,256)	$423,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Nine Months Ended September 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Shares issued on exercise of stock options and vesting of restricted stock units	1,127	11,141	(8,117)	—	—	3,024
Issuance of common shares in conjunction with ESPP program	210	2,110	(1,204)	—	—	906
Share-based compensation	—	—	33,543	—	—	33,543
Unrealized gain on available-for-sale securities, net	—	—	—	114	—	114
Net loss	—	—	—	—	(51,145)	(51,145)
Balance at September 30, 2023	143,605	$1,198,560	$109,711	$(947)	$(915,447)	$391,877

	Common Shares
Nine Months Ended September 30, 2022	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options and vesting of performance awards and restricted stock units	383	5,064	(4,542)	—	—	522
Issuance of common shares in conjunction with ESPP program	127	1,905	(682)	—	—	1,223
Shared-based compensation	—	—	25,398	—	—	25,398
Unrealized loss on available-for-sale securities, net	—	—	—	(675)	—	(675)
Net loss	—	—	—	—	(82,134)	(82,134)
Balance at September 30, 2022	142,110	$1,184,020	$79,188	$(1,527)	$(838,256)	$423,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2023	2022
(in thousands)	(unaudited)
Cash flows used in operating activities:
Net loss	$(51,145)	$(82,134)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	6,698	2,487
Net amortization of premiums and discounts on short-term investments	(8,836)	(14)
Share-based compensation expense	33,543	25,398
Write-down of inventory	916	2,464
Other, net	(3,910)	601
Net changes in operating assets and liabilities
Accounts receivable, net	(24,463)	(26,356)
Inventories, net	(8,984)	(8,458)
Prepaid expenses and other current assets	(2,889)	(3,461)
Non-current operating assets	(16)	(830)
Accounts payable, accrued and other liabilities	11,812	875
Operating lease liabilities	(499)	(551)
Net cash used in operating activities	(47,773)	(89,979)
Cash flows used in investing activities:
Purchase of investments	(379,213)	(403,184)
Proceeds from investments	391,287	346,109
Upfront lease payment	(11,864)	(381)
Purchase of long-lived assets	(419)	(158)
Capitalized patent costs	(240)	—
Net cash provided by (used in) investing activities	(449)	(57,614)
Cash flows from financing activities
Proceeds from exercise of stock options and employee share purchase plan	3,929	1,745
Finance lease payment	(3,482)	—
Cash provided by financing activities	447	1,745
Net decrease in cash, cash equivalents and restricted cash	(47,775)	(145,848)
Cash, cash equivalents and restricted cash, beginning of period	94,172	231,900
Cash, cash equivalents and restricted cash, end of period	$46,397	$86,052

Supplemental cash flow information
Cash received for interest	$3,559	$1,705
Cash paid for income taxes	$(339)	$(779)

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$45,557	$85,341
Restricted cash	840	711
Total cash, cash equivalents and restricted cash	$46,397	$86,052
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
On August 17, 2021, the Company announced the addition of two novel assets AUR200 and AUR300. AUR200 and AUR300 are currently undergoing pre-clinical development with projected submission to the FDA (or their equivalent) for AUR200 in 2023 and for AUR300 in 2024.
On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS to Otsuka. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland.
As of April 1, 2023, Aurinia's head office and registered office is located at #140, 14315-118 Avenue, Edmonton, Alberta, Canada T5L 4S6. Aurinia also has a U.S. commercial office located at 77 Upper Rock Circle Suite 700, Rockville, Maryland, 20850 United States.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of September 30, 2023 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2022. The results of operations for the three and nine months ended September 30, 2023 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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

The Company is devoting the majority of its operational efforts and financial resources towards the commercialization and post approval commitments of the approved drug, LUPKYNIS. The Company is also expending efforts towards its pipeline assets AUR200 and AUR300. Taking into consideration the Company's cash, cash equivalents, restricted cash and investments of $338.5 million as of September 30, 2023, the Company believes that it has sufficient resources to fund its operations for at least the next few years beyond the date that the unaudited condensed consolidated financial statements are issued.
Major Customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and license, royalty, and collaboration revenue in the Otsuka Territories.
The percentage of total revenues, net from our main customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Product revenue, net	77%	48%	90%	74%
License, royalty and collaboration revenue	21%	52%	9%	26%
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
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of September 30, 2023, the Company did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2022.
Accounts Receivable, Net: Accounts receivable are stated at their net realizable value. The Company's accounts receivable primarily represent amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 12). As of September 30, 2023 and December 31, 2022, accounts receivable, net are $37.9 million and $13.5 million, respectively. The Company's standard credit terms range from 30 to 45 days and does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. The Company estimates the allowance for doubtful accounts using the current expected credit loss, or CECL, model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. Aurinia evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to the Company. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. The allowance for doubtful accounts was nil as of September 30, 2023 and December 31, 2022.
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
Recently Adopted Accounting Pronouncements
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to make annual disclosures about transactions with a government (including government assistance) by analogizing to a grant or contribution accounting model. The required disclosures include the nature of the transaction, the entity's related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the ASU effective January 1, 2022, with no material impact on the condensed consolidated financial statements as of September 30, 2023.
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

The following table summarizes the financial assets (cash, cash equivalents, restricted cash and investments) measured at fair value on a recurring basis:

	September 30, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$46,397	$—	$—	$46,397
Corporate bonds	—	32,396	—	32,396
Commercial paper	—	93,916	—	93,916
Treasury bills	—	80,213	—	80,213
Treasury bonds	—	85,569	—	85,569
Yankee bonds	—	—	—	—
Total financial assets	$46,397	$292,094	$—	$338,491

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency securities	—	4,948	—	4,948
Corporate bonds	—	104,080	—	104,080
Commercial paper	—	125,187	—	125,187
Treasury bills	—	12,282	—	12,282
Treasury bonds	—	42,220	—	42,220
Yankee bonds	—	6,501	—	6,501
Total financial assets	$94,172	$295,218	$—	$389,390
The Company's Level 1 instruments include cash, cash equivalents and restricted cash that are valued using quoted market prices. Aurinia estimates the fair values of investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of the Company's investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At September 30, 2023 and December 31, 2022, the weighted average remaining contractual maturities of Aurinia's Level 2 investments were approximately 7 months. It is the Company's intent for these investments to have an overall rating of A-1, or higher, by Moody’s, Standard & Poor’s and Fitch.
No credit loss allowance was recorded as of September 30, 2023 and December 31, 2022, as the Company does not believe the unrealized loss is a result of a credit loss due to the nature of the investments. Aurinia also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.
Refer to Note 4, “Cash, Cash Equivalents, Restricted Cash and Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.

4.    Cash, Cash Equivalents, Restricted Cash and Investments
As of September 30, 2023 and December 31, 2022, the Company had $338.5 million and $389.4 million, respectively of cash, cash equivalents, restricted cash and investments summarized below. As of September 30, 2023 and December 31, 2022, $292.1 million and $295.2 million were available-for-sale debt securities which are carried at fair market value.

	September 30, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$46,397	$—	$—	$46,397
Corporate bonds	31,820	—	(15)	31,805
Commercial paper	93,960	—	(44)	93,916
Treasury bills	80,210	3	—	80,213
Treasury bonds	85,654	—	(85)	85,569
Yankee bonds	—	—	—	—
Total cash, cash equivalents, restricted cash and short-term investments	$338,041	$3	$(144)	$337,900
Total long-term investment corporate bond	592	—	(1)	591
Total cash, cash equivalents, restricted cash and investments				$338,491

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency securities	4,951	—	(3)	4,948
Corporate bonds	104,174	—	(94)	104,080
Commercial paper	125,255	—	(68)	125,187
Treasury bills	12,290	—	(8)	12,282
Treasury bonds	42,301	—	(81)	42,220
Yankee bonds	6,503	—	(2)	6,501
Total cash, cash equivalents, restricted cash and short-term investments	$389,646	$—	$(256)	$389,390

As of September 30, 2023 and December 31, 2022, accrued interest receivable from investments were $0.7 million and $1.1 million, respectively. During the three and nine months ended September 30, 2023, the Company had $73 thousand and $114 thousand unrealized gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. During the three and nine months ended September 30, 2022, the Company had $0.3 million and $0.7 million unrealized gains and losses on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on investments at September 30, 2023, were temporary in nature. Realized gains or losses were immaterial during the three and nine months ended September 30, 2023 and 2022.

The Company's investments as of September 30, 2023 mature at various dates through August 2025.

5.    Inventories, net

Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business.

The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories for LUPKYNIS mainly include third party manufacturing costs, transportation, storage, insurance, and allocated internal labor. Due to the nature of the Company's supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers, and contract manufacturers.

The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. As of September 30, 2023 and December 31, 2022, Aurinia recorded reserves of finished goods inventories of approximately $1.1 million and $3.9 million, respectively, which were primarily related to potential inventory obsolescence.

The components of inventory, net are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Raw materials	$1,985	$2,217
Work in process	29,639	21,059
Finished goods, net of reserve	1,196	1,476
Total inventories, net	$32,820	$24,752

6.Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Prepaid assets	$7,288	$5,451
Prepaid deposits	6,922	6,330
Prepaid insurance	1,948	1,799
Total prepaid expenses	$16,158	$13,580

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	September 30, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,802	$(1,287)	$515
Acquired intellectual property and reacquired rights	15,126	(10,538)	4,588
Internal-use software implementation costs	2,873	(2,715)	158
	$19,801	$(14,540)	$5,261

	December 31, 2022
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,569	$(1,262)	$307
Acquired intellectual property and reacquired rights	15,126	(9,838)	5,288
Internal-use software implementation costs	2,873	(2,043)	830
	$19,568	$(13,143)	$6,425

Amortization expense for the three months ended September 30, 2023 and 2022 was approximately $0.5 million for both periods and for the nine months ended September 30, 2023 and 2022 was approximately $1.4 million and $1.6 million, respectively.
8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Construction in progress	$—	$255
Leasehold improvements	3,243	2,978
Office equipment	631	645
Furniture	1,141	976
Computer equipment	235	251
	5,250	5,105
Less accumulated depreciation	(1,754)	(1,455)
Property and equipment, net	$3,496	$3,650
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
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately eight years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of September 30, 2023, the Company had a right-of-use (ROU) asset of $4.6 million and lease liability of $7.5 million included in the condensed consolidated balance sheets. As of December 31, 2022, the Company had a right of use asset of $4.9 million and lease liability of $8.0 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease.
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
The operating lease costs for all leases for the three and nine months ended September 30, 2023 were $0.2 million and $0.6 million, respectively. Operating lease costs for the three and nine months ended September 30, 2022 were $0.2 million and $0.8 million, respectively.

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
Following U.S. regulatory approval of LUPKYNIS in January 2021, the construction of the monoplant began. The Company has completed a capital expenditure payment program for the monoplant totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million (CHF 10.5 million) and was treated as an upfront lease payment and recorded under other non-current assets on the condensed consolidated balance sheets. The second payment of $11.9 million (CHF 10.5 million) became due when the facility fulfilled the required operational qualifications, which occurred during the second quarter of 2023. The Company now has the exclusive right to use the monoplant by paying a quarterly fixed facility fee.

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

As of September 30, 2023 the ROU asset, net and corresponding lease liability balance were $113.1 million and $85.5 million, respectively. For the three and nine months ended September 30, 2023, related to the lease, ROU amortization was $4.4 million and $4.6 million respectively, and interest expense was $1.4 million and $1.5 million, respectively.
The following table represents the weighted-average remaining lease terms and discount rates as of September 30, 2023:

	As of September 30, 2023
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	7.9	5.28%
Finance lease	6.5	6.19%
Supplemental cash flow information related to the leases are as follows:

	Nine months ended September 30,
	2023	2022
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$(3,482)	$—
Operating cash flows from finance lease	$(718)	$—
Operating cash flows from operating leases	$(805)	$(897)

The following table provides a summary of lease liabilities payments for the next five years and thereafter:

(in thousands)	Finance Lease Payments	Operating Lease Payments
Remainder of 2023	$3,963	$276
2024	15,851	1,113
2025	15,851	1,141
2026	15,851	1,169
2027	15,851	1,198
Thereafter	35,663	4,533
Total future minimum lease payments	103,030	9,430
Less: lease imputed interest	(17,509)	(1,737)
Total future minimum lease payments	$85,521	$7,693

Beinheim
The Company has entered into an equipment and facility finance lease for a backup manufacturing encapsulation site in Beinheim, France that has not yet commenced operations and is therefore, not included in the above table. As part of the agreement, the Company expects to make payments of approximately $1.0 million prior to lease commencement and the present value of minimum lease payments will total approximately $0.1 million.
10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	September 30, 2023	December 31, 2022
Employee accruals	$18,177	$20,214
Commercial accruals	13,437	8,620
Accrued R&D projects	5,678	5,350
Trade payables	8,854	3,087
Other accrued liabilities	5,938	2,094
Income taxes payable	225	625
Total accounts payable and accrued liabilities	$52,309	$39,990

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $10.3 million and $12.2 million as of September 30, 2023 and December 31, 2022, respectively. The balance as of September 30, 2023 and December 31, 2022 primarily included deferred compensation arrangements whereby certain former executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations are also contingent on the occurrence of uncertain future events. For further discussion, refer to Note 16, “Related Party”.
12.License and Collaboration Agreements
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka for the development and commercialization of oral LUPKYNIS in the Otsuka Territories.

As part of the agreement, the Company received an upfront cash payment of $50.0 million in 2020 for the license agreement and has the potential to receive up to $50.0 million in regulatory and pricing approval related milestones. The Company provides semi-finished product of LUPKYNIS to Otsuka on a cost-plus basis, and receives tiered royalties ranging from 10 to

20 percent (dependent on territory and achievement of sale thresholds) on net product sales by Otsuka, along with additional milestone payments based on the attainment of certain annual sales. In addition, certain collaboration services are to be provided to Otsuka on agreed upon rates.

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

During the three months ended September 30, 2023, the Company received notification that the pricing and reimbursement milestone was secured. As a result, this triggered a $10.0 million milestone which was recognized as collaboration revenue in the quarter.

For the three and nine months ended September 30, 2023, the Company recognized $12.7 million and $13.2 million, respectively of license, royalty and collaboration revenue from services provided under the Otsuka agreement. For the three and nine months ended September 30, 2022, the Company recognized $30.2 million and $30.4 million, respectively.

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
13.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands, except per share data)	2023	2022	2023	2022
Net loss	$(13,447)	$(8,989)	$(51,145)	$(82,134)
Weighted average common shares outstanding	142,847	141,856	143,085	141,831
Net loss per common share (expressed in $ per share)	$(0.09)	$(0.06)	$(0.36)	$(0.58)

The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	Nine months ended September 30,
(in thousands)	2023	2022
Stock options	12,400	14,299
Unvested performance awards	921	—
Unvested restricted stock units	6,968	2,098
	20,289	16,397

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
The following weighted average assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2023 and September 30, 2022:

	2023	2022
Annualized volatility	71%	70%
Risk-free interest rate	3.92%	2.01%
Expected life of options in years	5.0 years	5.0 years
Estimated forfeiture rate	12.7%	12.1%
Dividend rate	0.0%	0.0%
Fair value per common share option	$5.94	$6.60
The increase of the risk-free interest rate during the nine months ended September 30, 2023 was due to the increase of higher yields on government benchmark bonds.

The following table summarizes the option award activity for the nine months ended September 30, 2023:

	September 30, 2023
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2022	13,295	$12.09
Granted	675	9.68
Exercised	(558)	5.27
Forfeited	(1,012)	14.11
Outstanding - September 30, 2023	12,400	$12.10
Restricted Stock Units and Performance Awards
The Company has granted RSUs and PAs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs and PAs are fair valued based on the previous business days' market price of common shares on the date of the grant.
The following table summarizes the RSU and PA activity for the nine months ended September 30, 2023:

	September 30, 2023
	Number of shares (in thousands)	Weighted average fair value price $
Outstanding - December 31, 2022	1,980	$10.84
Granted	6,775	9.04
Vested	(569)	11.71
Forfeited	(297)	9.31
Outstanding - September 30, 2023	7,889	$9.29

Compensation Expense
The Company recognized share-based compensation expense for the three and nine months ended September 30, 2023 and September 30, 2022 as follows:

	Three months ended September 30,		Nine months ended September 30,
(in thousands)	2023	2022	2023	2022
Research and development	$1,975	$1,489	$5,679	$3,531
Selling, general and administrative	9,560	6,625	26,969	21,480
Capitalized under inventories	273	206	895	387
Share-based compensation expense	$11,808	$8,320	$33,543	$25,398
As of September 30, 2023, there was $39.2 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.4 years.

15.Income Taxes

The effective tax rates for the three and nine months ended September 30, 2023 and September 30, 2022 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances.

The Company recognized an income tax expense of approximately $298 thousand and $92 thousand for the three and nine months ended September 30, 2023 respectively. The Company recognized an income tax expense of approximately $954 thousand and $973 thousand for the three and nine months ended September 30, 2022. The 2023 quarter to date income tax expense recognized for 2023 relates to a current period tax expense that is not offset by a tax benefit as the Company had losses which were fully offset by a valuation allowance in its significant jurisdictions and withholding taxes on foreign income. The 2023 year to date tax expense is partially offset by a prior period favorable adjustment in U.S. income taxes. The income tax expense recognized for 2022 was a result of income in certain jurisdictions. The tax expense was not offset by a tax benefit as the Company had losses which were fully offset by a valuation allowance in its significant jurisdictions.
16.Related Party Transactions
ILJIN is considered to be a related party due to their equity ownership of over 5%. The outstanding related party amount payable to ILJIN is the result of a milestone achieved as of September 30, 2023. The amount payable to ILJIN of $0.5 million as of September 30, 2023 was recorded in other current liabilities.
On September 21, 2023, the Company appointed Dr. Robert T. Foster to the Board of Directors. Dr. Foster is considered a related party since he is one of the former executive officers of the Company who, as of March 8, 2012 was provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations are contingent on the occurrence of uncertain future events. As of September 30, 2023, the Company had $0.5 million and $6.4 million of current and non-current liabilities related to Dr. Foster, respectively. From the time that Dr. Foster became a related party, the Company has not made any payments to him for the former employee benefit obligations.
17.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. The Company's material commitments and contingencies have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2022 and the quarterly report for the quarter ended June 30, 2023.
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

On August 17, 2021, we announced the addition of two novel assets, AUR200 and AUR300. AUR200 and AUR300 are currently undergoing pre-clinical development with projected submission to the FDA (or their equivalent) for AUR200 in 2023 and for AUR300 in 2024.
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
On April 11, 2023, we announced that the United States Patent and Trademark Office (USPTO) had issued a new and refined method of use patent titled IMPROVED PROTOCOL FOR TREATMENT OF LUPUS NEPHRITIS. Our newly issued U.S. Patent (No. 11,622,991) reflects the unique and proprietary dosing regimen of its currently marketed product, LUPKYNIS. Specifically, this patent further refines the method of using LUPKYNIS in combination with MMF and corticosteroids using eGFR as a method of pharmacodynamically dosing the product in patients with lupus nephritis. The newly issued patent provides coverage that supplements Aurinia’s existing U.S. Patent No. 10,286,036, which is listed in the Orange Book and claims an FDA-approved method of using LUPKYNIS. The claims in this additional patent add further specificity on dosing consistent with the FDA approved product label. This patent has the potential to provide an additional layer of patent protection for LUPKYNIS up to 2037. U.S. Patent No. 11,622,991 is listed in the Orange Book.
On June 29, 2023, we announced that our Board of Directors had initiated an exploration of strategic alternatives.
On August 18, 2023, we appointed Dr. Karen Smith and Jeffrey A. Bailey to our Board of Directors. Dr. Smith and Mr. Bailey both have deep experience in biopharma leadership, commercial strategy, mergers and acquisitions and advancing therapeutic pipelines. We have also appointed Dr. Daniel G. Billen as Chair of the Board of Directors. He has been a member of the Board since 2019.
On September 21, 2023, we appointed Dr. Robert T. Foster, who is the CEO of Hepion Pharmaceuticals, to our Board of Directors. Dr. Foster founded Isotechnika Pharma Inc. in 1993 and was its Chairman and CEO for approximately 21 years. During his tenure at Isotechnika, Dr. Foster discovered voclosporin.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix to accrue for variable consideration related to inventory sold to our customers that has not yet been dispensed. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies, that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of September 30, 2023, we did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2022.
Results of Operations
Three and Nine Months ended September 30, 2023 compared to Three and Nine Months ended September 30, 2022
The following table sets forth our results of operations for the three and nine months ended September 30, 2023 and September 30, 2022.

	Three months ended September 30,			Nine months ended September 30,
(in thousands)	2023	2022	Change	2023	2022	Change
Revenue
Product revenue, net	$40,781	$25,502	$15,279	$116,218	$75,142	$41,076
License, royalty and collaboration revenue	13,734	30,277	(16,543)	14,200	30,453	(16,253)
Total revenue, net	54,515	55,779	(1,264)	130,418	105,595	24,823
Operating expenses
Cost of sales	6,769	2,447	4,322	8,753	4,302	4,451
Selling, general and administrative	47,759	52,169	(4,410)	144,964	148,898	(3,934)
Research and development	13,605	10,973	2,632	39,413	35,118	4,295
Other (income) expense, net	2,645	(311)	2,956	(695)	647	(1,342)
Total cost of sales and operating expenses	70,778	65,278	5,500	192,435	188,965	3,470
Loss from operations	(16,263)	(9,499)	(6,764)	(62,017)	(83,370)	21,353
Interest expense	(1,400)	—	(1,400)	(1,465)	—	(1,465)
Interest income	4,514	1,464	3,050	12,429	2,209	10,220
Net loss before income taxes	(13,149)	(8,035)	(5,114)	(51,053)	(81,161)	30,108
Income tax expense	298	954	(656)	92	973	(881)
Net loss	$(13,447)	$(8,989)	$(4,458)	$(51,145)	$(82,134)	$30,989

Total Revenue, Net
Total net revenue was $54.5 million and $55.8 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Total net revenue was $130.4 million and $105.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively.
We currently have two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and license, royalty and collaboration revenue in the Otsuka Territories.
The percentage of total revenues, net from our main customers were as follows:

	Three months ended September 30,		Nine months ended September 30,
	2023	2022	2023	2022
Product revenue, net	77%	48%	90%	74%
License, royalty and collaboration revenue	21%	52%	9%	26%
Product Revenue, Net
Net product revenue was $40.8 million and $25.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Net product revenue was $116.2 million and $75.1 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase for both periods is primarily due to an increase from our two main customers for LUPKYNIS sales, driven predominantly by further penetration of the LN market. This penetration can be demonstrated, in part, by 436 and 1,353 additional prescriptions (which we generally refer to as patient start forms (PSFs)) received during the three and nine months ended September 30, 2023, compared to 374 and 1,244 PSFs received during the three and nine months ended September 30, 2022; as well as a total of approximately 1,939 patients on therapy as of September 30, 2023, compared to approximately 1,354 patients on therapy as of September 30, 2022.
License, Royalty and Collaboration Revenue
License, royalty and collaboration revenue was $13.7 million and $30.3 million for the three months ended September 30, 2023 and September 30, 2022, respectively. License, royalty and collaboration revenue was $14.2 million and $30.5 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The decrease for both periods is due to the recognition of a $30.0 million regulatory milestone from Otsuka following the EC marketing authorization of LUPKYNIS in September 2022 partially offset by the recognition of a $10.0 million pricing and reimbursement milestone in September 2023 and additional collaboration revenue from Otsuka.
Cost of Sales
Cost of sales were $6.8 million and $2.4 million for the three months ended September 30, 2023 and September 30, 2022, respectively. The increase is primarily due to increased sales of LUPKYNIS, coupled with the amortization of the monoplant finance right of use asset, which was placed into service in late June 2023
Cost of sales were $8.8 million and $4.3 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase is primarily due to increased sales of LUPKYNIS coupled with the amortization of the monoplant finance right of use asset, which was placed into service during late June 2023, partially offset by higher inventory reserves in 2022 due to the write-down of FDA validation batches.
Gross Margin
Gross margin for the three months ended September 30, 2023 and September 30, 2022 were approximately 88% and 96%, respectively. Gross margin for the nine months ended September 30, 2023 and September 30, 2022 were approximately 93% and 96% respectively.
Selling, General and Administrative Expenses
SG&A expenses decreased to $47.8 million for the three months ended September 30, 2023 compared to $52.2 million for the three months ended September 30, 2022. For the nine months ended September 30, 2023 and September 30, 2022, SG&A expenses were $145.0 million and $148.9 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Salaries, incentive pay and employee benefits	19,563	20,422	$61,851	$62,487
Professional fees and services	12,716	17,920	37,202	44,487
Share-based compensation expense	9,560	6,625	26,969	21,480
Other corporate costs	3,284	4,093	10,546	12,091
Travel, trade shows and sponsorships	2,636	3,109	8,396	8,353
	$47,759	$52,169	$144,964	$148,898
For the three months ended September 30, 2023 compared to the same period ended September 30, 2022 the primary drivers for the decrease was a decrease in professional fees and services (including legal fees with respect to litigation matters that occurred during the three months ended September 30, 2022), partially offset by an increase in share-based compensation expense.
For the nine months ended September 30, 2023 compared to the same period ended September 30, 2022, the decrease was primarily due to a decrease in professional fees and services (including legal fees) and other corporate costs (including rent and insurance), partially offset by an increase in share-based compensation expense.
Research and Development Expenses
R&D expenses were $13.6 million and $11.0 million for the three months ended September 30, 2023 and September 30, 2022, respectively. For the nine months ended September 30, 2023 and September 30, 2022, R&D expenses were $39.4 million and $35.1 million, respectively. R&D expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2023	2022	2023	2022
Contract research organizations (CRO) and developmental expenses	$5,751	$3,075	$14,046	$15,460
Clinical supply and distribution	2,208	3,077	8,355	6,173
Salaries, incentive pay and employee benefits	3,619	3,159	10,879	9,429
Share-based compensation expense	1,975	1,489	5,679	3,531
Other costs	52	173	454	525
	$13,605	$10,973	$39,413	$35,118

For the three months ended September 30, 2023 compared to the same period ended September 30, 2022, the primary drivers for the increase were due to an increase in CRO and developmental costs as the Company advances its preclinical assets.

For the nine months ended September 30, 2023 compared to the same period ended September 30, 2022, the primary drivers for the increase were an increase in costs to advance the Company's preclinical assets and an increase in share-based compensation expense partially offset by the decrease in costs associated with the completion of the AURORA 2 continuation study and drug interaction study, which were substantially completed in 2022.
Other (Income) Expense, net

Other (income) expense, net was $2.6 million and $(0.3) million for the three months ended September 30, 2023 and September 30, 2022, respectively. The change is primarily related to expenses incurred for shareholder matters partially offset by foreign exchange gain related to the revaluation of the monoplant finance lease liability.

Other (income) expense, net was $(0.7) million and $0.6 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The change is primarily related to change in fair value assumptions driven predominantly by rising interest rates related to our deferred compensation liability and foreign exchange gain on revaluation of the monoplant finance lease liability, partially offset by expenses incurred for shareholder matter.

Interest Expense
Interest expense was $1.4 million and nil for the three months ended September 30, 2023 and September 30, 2022, respectively. Interest expense was $1.5 million and nil for the nine months ended September 30, 2023 and September 30, 2022, respectively. The interest expense is due to the commencement of the monoplant finance lease during the three months ended June 30, 2023.

Interest Income

Interest income was $4.5 million and $1.5 million for the three months ended September 30, 2023 and September 30, 2022, respectively. Interest income was $12.4 million and $2.2 million for the nine months ended September 30, 2023 and September 30, 2022, respectively. The increase for both periods is due to higher yields on our investments as a result of increased interest rates.
Liquidity and Capital Resources
As of September 30, 2023, we had cash, cash equivalents and restricted cash of $46.4 million and investments of $292.1 million compared to cash, cash equivalents and restricted cash of $94.2 million and investments of $295.2 million at December 31, 2022. The decrease in cash, cash equivalents and restricted cash and investments is primarily related to the continued investment in commercialization activities and post approval commitments of our approved drug, LUPKYNIS, inventory purchases, advancement of our pipeline and monoplant payments partially offset by an increase in cash receipts from sales of LUPKYNIS. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of September 30, 2023 and December 31, 2022, we had working capital of $352.6 million and $396.4 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post- approval commitments of our approved drug, LUPKYNIS. We are also expending efforts towards the development of our AUR200 and AUR300 assets. Taking into consideration the cash and cash equivalents and investments as of September 30, 2023, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, such as our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2023 and September 30, 2022:

	Nine Months Ended September 30,
(in thousands)	2023	2022
Net cash (used in) provided by:
Operating activities	$(47,773)	$(89,979)
Investing activities	(449)	(57,614)
Financing activities	447	1,745
Net decrease in cash and cash equivalents	$(47,775)	$(145,848)

Net cash used in operating activities was $47.8 million for the nine months ended September 30, 2023 compared to $90.0 million for the nine months ended September 30, 2022. The decrease in net cash used in operating activities is primarily due to an increase in cash receipts from sales of LUPKYNIS. See "Total Revenue" above for further discussion regarding our increased sales of LUPKYNIS.
Cash used in investing activities during the nine months ended September 30, 2023 was $0.4 million compared to cash used in investing activities of $57.6 million during the nine months ended September 30, 2022. The decrease was primarily related to the timing of purchases of investments and the second capital expenditure payment for the monoplant, offset by proceeds of maturities of investments.
Cash provided by financing activities during the nine months ended September 30, 2023 was $0.4 million compared to cash provided by financing activities of $1.7 million during the nine months ended September 30, 2022. The decrease was primarily due to increased proceeds from the exercise of stock options and employee share purchase plan partially offset by the principal portion of the finance lease payment for the monoplant.
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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of September 30, 2023, our investment portfolio includes cash, cash equivalents, restricted cash and investments of $338.5 million that earn interest at various rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of September 30, 2023, these instruments primarily have a maturity of less than a year.

As of September 30, 2023, a hypothetical decrease of 100 basis points on the interest rates of our investments would result annually in $3.0 million less interest in our portfolio.

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

As of September 30, 2023, we had an $85.5 million finance lease liability on our balance sheet related to the monoplant. An assumed 10% fluctuation in the Swiss Franc would have an approximate $8.6 million fluctuation in the valuation of the lease liability.

As of September 30, 2023, we had approximately $7.0 million of foreign denominated third-party payables included in our accounts payable and accrued liabilities. An assumed 10% fluctuation in the exchange rates associated with those payables would have an approximate $0.7 million fluctuation in the amounts due.

There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of September 30, 2023.

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

We are subject to credit risk in connection with our accounts receivable due from our two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and license, royalty and collaboration revenue in the Otsuka Territories which accounted for approximately 97% of our net trade accounts receivable balances as of September 30, 2023. We monitor economic conditions, including the creditworthiness of our customers and collaboration partner. We regularly communicate with our customers regarding the status of receivable balances and have not experienced and issues with collectability. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. We estimate the allowance for doubtful accounts using the current expected credit loss, or CECL, model. Under the CECL model, the allowance for doubtful accounts reflects the net amount expected to be collected from the account receivables. During the quarter ended September 30, 2023, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers or write any amounts off.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2023, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 15, 2022, a purported shareholder class action complaint, Ortmann v. Aurinia Pharmaceuticals, Inc. et al., case no. 1:22-cv-02185, was filed in the United States District Court for the Eastern District of New York (Eastern District of New York), naming us and certain of our officers as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our financial guidance and commercial prospects in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 2, 2022, the case was transferred from the Eastern District of New York to the United States District Court for the District of Maryland. On February 20, 2023, the Court appointed a lead plaintiff and approved the lead plaintiff’s selection of lead counsel. On May 22, 2023 the lead plaintiff filed their amended complaint. On October 20, 2023, we filed a motion to dismiss the amended complaint. We intend to continue vigorously defending ourselves in this action.
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
We report on various metrics relating to LUPKYNIS activity, and none of these metrics, in and of themselves, is indicative of current or future financial performance
We report on various metrics relating to LUPKYNIS activity, including the number of prescriptions/PSFs, conversion rates (being the proportion of PSFs that convert into patients on therapy), persistency rates (being how long patients on therapy remain on therapy), and numbers of patients on therapy. None of these metrics, in and of themselves, is indicative of current or future financial performance. There is no guarantee that a patient for whom we receive a PSF will become a patient on therapy. Converting a patient from a PSF into a patient on therapy includes multiple steps, many of which are outside of our control, such as patients and doctors needing to coordinate applications relating to insurance coverage for LUPKYNIS, and potentially one or more appeals if coverage is denied initially. We refer to patients for whom we receive a PSF but that never convert into a patient on therapy as a cancellation. Cancellations result in zero revenue. Even when a patient becomes a patient on therapy, there is no guarantee that they will be a patient for which we receive revenue (as certain patients are eligible for our free drug program), or that they will remain on drug for any period of time (whether due to a reduction in LN activity, an actual (or perceived) drug-related adverse event, or from a lack of taking medication, or otherwise). Patients on therapy may also not take their prescribed dose of LUPKYNIS in the manner and at the times prescribed by their doctor, which could result in reduced orders of LUPKYNIS in respect of that patient on therapy versus a patient that is prescribed a higher dose of LUPKYNIS and follows their prescription exactly as prescribed. We refer to patients who have converted from a PSF into a patient on therapy, but who subsequently cease treatment (for any reason), as discontinuations. A patient on therapy who discontinues treatment generally results in zero future revenue, and discontinuations can occur at any time once a patient commences therapy.

Accordingly, our PSF activity, and related metrics, are not in and of themselves directly indicative of our current or future financial performance.
Our revenue to date is primarily the result of our two main customers in the United States (our two specialty pharmacies) who order LUPKYNIS for dispensing to patients (see further under "Policies and Significant Judgments and Estimates - Product Revenues" earlier in this Quarterly Report for further discussion). The orders for product from our two main customers do not necessarily correlate to our PSF numbers. Our revenue could therefore fluctuate in a manner contrary to our PSF trends, both where revenue could be greater than a PSF trend would indicate, or where revenue could be lesser than a PSF trend would indicate. Therefore, while we report on PSFs and related figures to provide an indication of potential prescription activity for LUPKYNIS, there is no single metric that is directly correlated to, or indicative of, our future financial performance.
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

3.2
Amended and Restated By-Law No. 2 amended as of April 23, 2021 (filed as Exhibit 3.2 to the Company's Current Report on Form 8-K filed with the SEC on April 27, 2021 and incorporated herein by reference)

3.3
Cooperation Agreement, dated as of September 21, 2023, by and among MKT Capital Ltd., MKT Tactical Fund, SP, Antoine Khalife and Aurinia Pharmaceuticals Inc. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on September 21, 2023 and incorporated herein by reference)

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

AURINIA PHARMACEUTICALS INC.

November 1, 2023	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

November 1, 2023	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)