Form 10-K
period 2023-12-31
Aurinia Pharmaceuticals Inc.
filed 2024-02-15
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
Form 10-K
___________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
(250) 744-2487
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of common shares held by non-affiliates of the registrant totaled approximately $1.38 billion based on the closing price for the registrant’s common shares as reported by the Nasdaq Global Market on June 30, 2023 (the last business day of the registrant’s second fiscal quarter). Such value excludes common shares held by executive officers and directors, but does not exclude shares held by organizations whose ownership exceeds 5% of the registrant's outstanding common shares that have represented that they are registered investment advisers or investment companies registered under section 8 of the Investment Company Act of 1940.
As of February 14, 2024, there were 144,617,762 of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2023 are incorporated by reference into Part III of this Annual Report on Form 10-K.
III

PART I
INTRODUCTION
Unless the context otherwise requires, references in this Annual Report on Form 10-K for the year ended December 31, 2023, or this Annual Report, to “we”, “us”, “our” or similar terms, as well as references to “Aurinia” and "the Company," refer to Aurinia Pharmaceuticals Inc., together with our subsidiaries.
We maintain our books and records in U.S. dollars, and prepare our financial statements in accordance with generally accepted accounting principles in the United States (U.S. GAAP) as issued by the Financial Accounting Standards Board (FASB).
The terms “dollar,” “U.S. dollar” or “$” refer to United States dollars, the lawful currency of the United States, the term “CA$,” refers to Canadian dollars, the lawful currency of Canada and "CHF", refers to Swiss Francs, the lawful currency of Switzerland. All references to “shares” or "common shares" in this Annual Report refer to common shares of Aurinia, with no par value per share.
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
All statements, other than statements of historical fact, are forward-looking statements about the future. Forward-looking statements may include words such as “anticipate”, “believe”, “intend”, “expect”, “goal”, “may”, “outlook”, “plan”, “seek”, “project”, “should”, “strive”, “target”, “could”, “continue”, “potential”, “estimated”, "would", and "will" or the negative of such terms or comparable terminology. You should not place undue reliance on the forward-looking statements, particularly those concerning anticipated events relating to the development, clinical trials, regulatory approval, and marketing of LUPKYNIS® (voclosporin), our strategic plan following the conclusion of our strategic review process, including the anticipated timing, design, costs and benefits of the restructuring program, or any other aspect of our business and the timing or magnitude of those events, as they are inherently risky and uncertain.
These forward-looking statements include, but are not limited to, statements concerning the following:
◦our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans;
◦objectives of management;
◦our belief that we have sufficient cash resources to adequately fund our current business plans for at least the next few years; and our expectations in terms of go forward costs (including short and long term cash requirements) and revenues;
◦our potential to receive certain payments and royalties under our agreement with Otsuka Pharmaceuticals Co. Ltd;
◦our plans to conduct a share repurchase program and the timing, pricing and terms regarding such program;
◦the receipt of exemptive relief from Canadian regulators regarding the share repurchase program in a timely manner or at all;
◦our strategic plan following the conclusion of our strategic review process, including the anticipated timing, design, benefits and costs of the restructuring program;
◦Aurinia’s estimates as to the amount and type of headcount reductions resulting from the restructuring;
◦our belief in the duration of patent protection and exclusivity for voclosporin and that the patents owned by us are valid and enforceable;
◦our belief in receiving extensions to patent life based on certain events or classifications;
◦our plans and expectations and the timing of commencement, enrollment, completion and release of results of clinical trials;
◦our belief that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation;

◦our strategy to optimize the clinical and commercial value of voclosporin and become a commercial biopharmaceutical company with a global product portfolio focused on autoimmune, kidney and other rare diseases with a high unmet medical need;
◦our estimate on the timing to obtain regulatory approval for the use of the monoplant facility;
◦our estimate on the timing to obtain backup encapsulation facilities;
◦our estimates as to the key potential benefits of and market potential for LUPKYNIS, including estimates as to the number of patients with systemic lupus erythematosus (SLE) that are diagnosed with LN;
◦our estimate, based on our patient-specific estimated glomerular filtration rate (eGFR) dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, that we expect our average annualized net revenue per patient to be approximately $65,000;
◦our estimates as to the trajectory and timing of completion of post-marketing studies and commitments to the FDA;
◦the potential impact of shareholder activism on our business;
◦our belief that our net product revenue will continue to increase as we continue to execute on our commercialization strategy for LUPKYNIS;
◦our expectation that we will continue to incur significant expenses in Selling, General and Administrative (SG&A) in our commercialization of LUPKYNIS, and that research and development spend will decrease;
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
◦our belief that our results of operations or cash flows would not be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio; and
◦the potential impact of widespread health concerns on our business operations, nonclinical and clinical trials, regulatory timelines, supply chain, and potential commercialization.

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
◦our assumptions related to timing of generics and competitors entering the market;
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
◦assumptions related to the costs, benefits and scope of the restructuring program, including the steps and elements involved therein;
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
◦the assumption that there is a continued commercial value for LUPKYNIS in LN and other indications for voclosporin;
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
◦unknown impact and difficulties imposed by supply chain challenges, high inflation and elevated interest rates, and global hostilities on our business and operations including sales, marketing, operations, nonclinical and clinical and our supply chain;
◦legislative, regulatory and commercial activities, including laws regulating the pricing of LUPKYNIS;
◦difficulties obtaining adequate reimbursements from third party payors;
◦uncertainties related to the restructuring program and our ability to realize the anticipated benefits thereof;
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

Item 1. Business
OVERVIEW
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, we introduced LUPKYNIS (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN. We continue to conduct clinical and regulatory activities to support the LUPKYNIS development program. We contracted with Otsuka Pharmaceutical Co., Ltd. (Otsuka) as a collaboration partner for the development and commercialization of LUPKYNIS in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the Otsuka Territories).

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
On September 15, 2022, the EC granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone payment to us, which was recognized as collaboration revenue for the year ended December 31, 2022. On November 29, 2022 the Medicines and Healthcare products Regulatory Agency (MHRA) had granted marketing authorization of LUPKYNIS in Great Britain. On April 24, 2023, LUPKYNIS received regulatory approval in Switzerland. During the third quarter of 2023, the Company received notification that the pricing and reimbursement milestone was secured. As a result, this triggered a $10.0 million milestone which was recognized as collaboration revenue for the year ended December 31, 2023. On November 10, 2023, Otsuka filed a new drug application (NDA) for voclosporin for the treatment of LN with the Japanese Ministry of Health, Labour, and Welfare for the manufacture and sale in Japan of voclosporin.
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
We have developed a strategic plan to execute on our commercialization of LUPKYNIS as a treatment of adult patients with active LN. The key tactics to achieve our corporate strategy are:
•focusing on educating physicians, patients and payers to increase their awareness of the risks and impacts of LN as a disease (including that elevated proteineuria levels can have significant impact on kidneys and the disease needs to be diagnosed and addressed quickly), and the benefits of LUPKYNIS (as demonstrated in our clinical trials) as a treatment option;
•engaging Otsuka as a collaboration partner for the development and commercialization of LUPKYNIS in the Otsuka Territories;
•conducting post-marketing studies to satisfy regulatory requirements and better understand LUPKYNIS' characteristics in real-world usage;
•ensuring adequate supply of LUPKYNIS by entering into strategic long term supply agreements with our key suppliers; and
•evaluating external assets with the potential to be synergistic and complementary to our clinical, regulatory and therapeutic areas of expertise.

DEVELOPMENTS
Conclusion and Overview of Strategic Review Process
Effective February 14, 2024, the Board of Directors (the Board) elected to conclude its strategic review process.
Effective immediately, we are discontinuing our future development of AUR200 and AUR300 research and development programs and prioritizing resource allocation. This will result in a one-time charge in the first quarter of 2024 of approximately $11 - $15 million and expected operational cost savings of approximately $50 - $55 million annually, with approximately 75% of the savings being recognized in 2024 excluding the one-time restructuring charge in the first quarter of 2024. The Board also approved a share repurchase program of up to $150 million worth of our common shares, affirming its confidence in the Company's growth prospects. The maximum value of the share repurchase program is subject to receipt of regulatory approval in Canada.
The Board initiated a robust strategic review at the end of June 2023 to review all strategic options for Aurinia. Together with management, JP Morgan, our financial advisor in the strategic review process, engaged with more than 60 parties, receiving only one non-binding expression of interest, which included a due diligence process, but did not result in a formal offer.
Aurinia also explored potentially acquiring or licensing other entities or assets during this time. After assessing a range of alternatives over the last seven months, the Board elected to conclude Aurinia’s strategic review process. The Board ultimately determined that none of the explored opportunities that were available to it to pursue were in the best near-term interests of the Company to execute on and that the best path forward is for management to streamline its operations and focus on our commercial execution.
Additionally, in 2018, the Company under previous management and at the Board’s discretion, engaged a leading investment bank to conduct a confidential strategic review process. During the 2018 process, we received only one non-binding expression of interest to acquire the Company, which included a due diligence process, but did not result in a formal offer.
Outside of these two expressions of interest, we have never received an offer of any kind to acquire the Company. The Board and management remain open to exploring opportunities that are in the best interests of the Company and are open to considering any bona fide offers that we may receive.
We are reaffirming our commitment to enhancing value by driving LUPKYNIS growth, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. As a result, we are ceasing future development efforts on AUR200 and AUR300. Correspondingly, we expect to take a restructuring charge of approximately $11 - $15 million in the first quarter of 2024. The Company anticipates reducing employee headcount by at least 25% by the end of the first quarter of 2024. There is no planned reduction in headcount in commercial or commercial supporting roles.
The charge will primarily be made up of severance costs, contract termination costs and other costs associated with terminating the programs. We expect to recognize annual cost savings of approximately $50 - $55 million,with approximately 75% of the savings being recognized in 2024 excluding the one-time restructuring charge in the first quarter of 2024, with no impact on commercial investment.
In addition, the Board has approved a share repurchase program of up to $150 million of Common Shares, reflecting confidence in Aurinia’s growth prospects and a continued commitment to creating long-term value to shareholders and other stakeholders. We have submitted an exemptive relief application to applicable Canadian securities regulators which, if granted, would permit us to purchase up to 15% of the issued and outstanding Common Shares of the Company in any 12 month period for 36 months (the Exemptive Relief). There is no assurance the Exemptive Relief will be granted on the terms applied for or at all. If the Exemptive Relief is not granted, the maximum we may purchase under this share repurchase program in reliance on the normal course issuer bid exemption under applicable Canadian securities regulation is 5% of our current issued and outstanding Common Shares (being 7,230,888 Common Shares).
Purchases under the share repurchase program will commence on or around February 21, 2024. The expiry date of the share repurchase program is not currently known. This program may be implemented through open market or privately negotiated purchases, including under a plan intended to benefit from the affirmative defense under Rule 10b5-1, Rule 10b-18 or an automatic securities purchase plan, an accelerated share repurchase program, or other mechanisms. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. The purchase price of any Common Shares will be determined in accordance with applicable U.S. securities laws and subject to receiving the Exemptive Relief, the value of the consideration offered per Common Share will not exceed the market price of the Common Shares calculated pursuant to applicable Canadian securities regulation.
Regulatory/Commercial
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

On December 20, 2023, we announced the submission of our Investigational New Drug application (IND) to the FDA for AUR200, a potential next generation therapy for B-cell mediated autoimmune diseases. The IND was made effective on January 18, 2024. On February 15, 2024, we announced that we are ceasing future development of AUR200 and AUR300 research and development programs and prioritizing resource allocation.

Refreshment of Board of Directors
On August 18, 2023, we appointed Dr. Karen Smith and Jeffrey A. Bailey to our Board of Directors. Dr. Smith and Mr. Bailey both have deep experience in biopharma leadership, commercial strategy, mergers and acquisitions and advancing therapeutic pipelines. We also appointed Dr. Daniel G. Billen as Chair of the Board of Directors. He has been a member of the Board since 2019.

On September 21, 2023, pursuant to the Cooperation Agreement dated as of September 21, 2023, by and among Aurinia, MKT
Capital Ltd., MKT Tactical Fund, SP and Antoine Khalife, we appointed Dr. Robert T. Foster to our Board of Directors. Dr. Foster founded Isotechnika Pharma Inc. (the former name of Aurinia) in 1993 and was its Chairman and CEO for approximately 21 years. During his tenure at Isotechnika, Dr. Foster invented voclosporin. For further discussion, refer to Note 19, “Related Party”.

Study Updates

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

Market Potential and Commercial Considerations
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
The population of people with LN will be in different cycles of their disease at any one time. Prior to the approval of LUPKYNIS, physicians would generally use a combination of MMF and steroids to treat people with LN throughout the disease cycles. The clinical data generated in our Phase 2 AURA-LV and our Phase 3 AURORA studies has demonstrated that LUPKYNIS can achieve an almost three times higher rate of complete response than when given in combination with MMF and steroids. The clinical data generated in our AURORA 2 continuation study demonstrated a continuation of these results over an aggregate of a three year period for the patients that enrolled, with no severe unexpected safety signals and evidence of better preservation of kidney function in the LUPKYNIS-treated group.
The price of LUPKYNIS is based on one unit of 60 capsules we refer to as a “wallet”. As of January 1, 2024, the wholesale acquisition cost (WAC) of a LUPKYNIS wallet is $4,898. Based on our patient-specific eGFR dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, duration of therapy and compliance, we expect the average annualized net revenue per patient for us to be approximately $65,000. When determining the price of LUPKYNIS, we considered the burden of LN disease in the context of value that LUPKYNIS offers to patients and the U.S. healthcare system.
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
FDA Approval and Commercial Launch of LUPKYNIS
On January 22, 2021, the FDA approved LUPKYNIS in combination with a background immunosuppressive therapy regimen to treat adult patients with active LN. As a condition of approval, we were required to conduct four Post Marketing Studies (PMRs) and one Post Marketing Commitment (PMC). We submitted the final study report for AURORA-2 continuation study (PMR) in March 2022, a drug-drug interaction study (PMC) was submitted in October 2022 and a milk only lactation study was submitted in June 2023. The remaining PMRs are all progressing within the expected timelines. We expect to complete two pediatric studies due in 2025 and 2031.
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
We have been granted patent portfolio covering voclosporin, including granted United States patents, for composition of matter, methods of use, formulations and synthesis, and the rights to certain corresponding Canadian, South African and Israeli patents are owned by Paladin Labs Inc. Patent protection for patents related to the composition of matter of voclosporin are expected to be extended in the United States and certain other major markets, including Europe and Japan, until at least October 2027 under the Hatch-Waxman Act in the United States and comparable patent extension laws in other countries (including the Supplementary Protection Certificate program in Europe). We have applied for a patent term extension, and are awaiting confirmation from the USPTO. As the patent term extension was not granted prior to the expiry of the patent term for our composition of matter patent for voclosporin, we applied for, and have received, an interim patent term extension until October 17, 2024. If the patent term extension is not granted prior to the expiration of the interim patent term extension that was granted, we intend to file future interim patent term extensions until the USPTO completes its review of the patent term extension application. In addition to patent rights, we have received "new chemical entity" exclusivity for LUPKYNIS in the United States, which provides for exclusivity until January 22, 2026, and “new chemical entity” equivalent exclusivity for voclosporin in certain European countries, which provides exclusivity for up to ten years in Europe.
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

In April 2023, the USPTO issued a new and refined method of use patent. Our newly issued U.S. Patent (No. 11,622,991) reflects the unique and proprietary dosing regimen of LUPKYNIS. Specifically, this patent further refines the method of using LUPKYNIS in combination with MMF and corticosteroids using eGFR as a method of pharmacodynamically dosing the product in patients with LN. The newly issued patent provides coverage that supplements the '036 patent. The claims in this additional patent add further specificity on dosing consistent with the FDA approved product label. This patent has the potential to provide an additional layer of patent protection for LUPKYNIS up to 2037, and is listed in the Orange Book.
COMPETITION
The pharmaceutical and biotechnology industries are characterized by rapidly evolving technology and intense competition. Many companies, including major pharmaceutical as well as specialized biotechnology companies, are engaged in activities focused on medical conditions that are the same as, or similar to, those targeted by us. For example, another treatment was approved by the FDA for LN approximately one month before we received approval for LUPKYNIS, and physicians have treated and continue to treat LN in the United States using other drugs with off-label prescribing, such as a combination of MMF and steroids or first generation CNIs such as tacrolimus. Many of the biotechnology, pharmaceutical or biopharmaceutical companies that could or do compete with LUPKYNIS have substantially greater financial and other resources, larger research and development staff, and more extensive marketing and manufacturing organization than we do. Many of these companies have significant experience in pre-clinical testing, human clinical trials, product manufacturing, commercialization, marketing and distribution, and other regulatory approval procedures. In addition, colleges, universities, government agencies, and other public and private research organizations conduct research and may market commercial products on their own or through collaborative agreements and these institutions are becoming more active in seeking patent protection and licensing arrangements to collect royalties for use of technology that they have developed. These companies, institutions, and organizations also compete with us in recruiting and retaining highly qualified scientific personnel, as well as other personnel needed for our business. Certain products may also be available at prices that are substantially lower than the cost of LUPKYNIS, whether or not studied in or receiving approval for use by the FDA for LN.
We believe key competitive factors that will affect the development and commercial success of LUPKYNIS include, but are not limited to, diagnosis, market development, efficacy, safety and tolerability profile, reliability, convenience of dosing, pricing, the level and timing of generic competition and reimbursement. As our competitors introduce new products and offerings, and as existing products evolve, we expect that we may become subject to additional competition.
REGULATORY
We worked with our collaboration partner Otsuka to prepare an MAA filing with the EMA that was filed during the first half of 2021; an MAA filing with Swissmedic that was filed during the second half of 2021, and an MAA filing submitted to the UK's Medicines and Healthcare products (MHRA) for approval in Great Britain. These ultimately led to the European Commission (EC) and MHRA approvals received in the second half of 2022 and the Swissmedic approval was received in the first half of 2023. In February 2022, Swissmedic also granted orphan drug designation to voclosporin. Otsuka is required under the Otsuka License Agreement to use commercially reasonable efforts to prepare and submit filings for regulatory approvals in the other territories in which we have granted them rights, including Japan, (in which the Japanese New Drug Application (J-NDA) was submitted on November 10, 2023) and selected other European countries.
Regulatory Requirements
The development, manufacturing and marketing of LUPKYNIS is subject to regulations relating to the demonstration of safety and efficacy of the products as established by the government or regulatory authorities in those jurisdictions where this product is to be marketed. We, or our licensees, are required to seek and obtain regulatory approvals in the United States, Europe and Japan in order to commercialize LUPKYNIS in these jurisdictions. Depending upon the circumstances surrounding the clinical evaluation of LUPKYNIS, we may undertake clinical trials, contract clinical trial activities to contract research organizations, or rely upon corporate partners for such development. As noted above, we have obtained the requisite approvals for LUPKYNIS to treat active LN in adult patients in the United States and have received marketing approvals from the EC, Swissmedic and MHRA. We believe this will allow us to make cost effective developmental decisions in a timely fashion. We cannot predict or give any assurances as to whether regulatory approvals will be received or how long the process of seeking regulatory approvals will take.
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
As in the United States, it may be possible in foreign countries to obtain a period of market and/or data exclusivity that would have the effect of postponing the entry into the marketplace of a competitor’s generic product. For example, now that LUPKYNIS has received marketing approval in the EEA, we expect that we and Otsuka will benefit from eight years of data exclusivity and 10 years of marketing exclusivity from approval. An additional non-cumulative one-year period of marketing exclusivity is possible if during the data exclusivity period (the first eight years of the 10-year marketing exclusivity period), we (or our licensee or partner) obtain an authorization for one or more new therapeutic indications that are deemed to bring a significant clinical benefit compared to existing therapies. The data exclusivity period begins on the date of the product’s first marketing authorization in the EEA and prevents generics from relying on the marketing authorization holder’s pharmacological, toxicological and clinical data for a period of eight years. After eight years, a generic product application may be submitted, and generic companies may rely on the marketing authorization holder’s data. However, a generic cannot launch until two years later (or a total of 10 years after the first marketing authorization in the EU of the innovator product), or three years later (or a total of 11 years after the first marketing authorization in the EU of the innovator product) if the marketing authorization holder obtains marketing authorization for a new indication with significant clinical benefit within the eight-year data exclusivity period.

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
Japan’s regulatory system requires the J-NDA documents to be prepared in the common technical document format. Once the applicant files the J-NDA, PMDA reviews the application and may carry out a GMP investigation of manufacturing sites. If there are any major issues, PMDA reviewer will prepare a summary of the main issues, discuss with the applicant and may organize an expert discussion, which involves a discussion between the PMDA reviewer and external expert on the proposed major issue(s).
Following this review meeting, PMDA may again hold another expert discussion (if necessary) and prepares a review report for final approval within the Japanese government. The standard time for approval of a J-NDA is approximately 12 months. In Japan, LUPKYNIS may be eligible for eight years of data exclusivity. There can be no assurance that we will qualify for such regulatory exclusivity, or that such exclusivity will prevent competitors from seeking approval solely on the basis of their own studies.
Coverage and Reimbursement
In the United States and internationally, sales of LUPKYNIS, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement from third-party payors, such as state and federal governments, managed care providers and private insurance plans. These organizations routinely implement cost-cutting and reimbursement initiatives that have the ability, or potential, to impact a patient’s overall access to our product. Examples of these initiatives include, but are not limited to, establishing formularies that govern the drugs and biologics that are eligible for reimbursement and the out-of-pocket obligations of member patients for such products.

In addition, particularly in the United States and increasingly in other countries, we could be required to provide discounts, rebates and/or other price concessions to state and federal governments and agencies in connection with purchases of LUPKYNIS that are reimbursed by such entities. It is possible that future legislation in the United States and other jurisdictions could be enacted to potentially impact reimbursement rates or rebates for LUPKYNIS and could further impact the levels of discounts and rebates paid to federal and state government entities. Any legislation that impacts these areas could impact, in a significant way, our ability to generate revenues from sales of LUPKYNIS.

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

Additionally, in August 2022, the Inflation Reduction Act of 2022 (IRA) was passed by the U.S. Congress which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, which took effect in 2023. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway.

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
We have entered into a collaborative agreement with Lonza to use a dedicated manufacturing capacity within Lonza’s existing small molecule facility in Visp, Switzerland. The dedicated facility (also referred to as monoplant) is equipped with state-of-

the-art manufacturing equipment to provide cost and production efficiencies for the manufacture of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand. We maintain sole dedicated use of the monoplant by paying a required quarterly fixed facility fee. We anticipate regulatory approvals of the monoplant for use for commercial products in 2025.
Encapsulation
Catalent Pharma Solutions (Catalent) is currently the sole supplier for the preparation of our voclosporin 7.9 mg capsules. Pricing for these services is determined by a supply agreement between Catalent and us. We expect that Catalent will continue to provide contract manufacturing services with respect to encapsulating voclosporin in order to manufacture voclosporin 7.9 mg capsules that are required for our future commercial and clinical supply needs. We have entered into an agreement for a backup manufacturing encapsulation site in Beinheim, France expected to obtain regulatory approval in 2025.
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
Marketing, Sales and Distribution
We have built a commercial organization with deep expertise and a focus on rheumatology and nephrology to support the commercialization of LUPKYNIS. The commercial team consists of sales, marketing, commercial operations, commercial supply chain, patient services and market access.
Material Licensing Contracts
For terms of material licensing contracts, refer to Part IV, Item 15, Note 10 – License and Collaboration Agreements.
HUMAN CAPITAL MANAGEMENT
As of December 31, 2023, we employed approximately 300 employees in the United States, Canada, and the United Kingdom, all of whom are expected to support our vision, mission and values, and adhere to our Code of Ethics and Conduct.
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
We are committed to providing safe and healthy working conditions and an atmosphere of open communication for all our employees. We have also established periodic mental health sessions to help our employees manage stress and anxiety.
Under the oversight of the Audit Committee of our Board of Directors, we have established a Whistleblower Policy, which includes that we maintain a whistleblower hotline that is available to all our employees to report any concerns. The hotline is facilitated by an independent third party and all communications are routed to our General Counsel for investigation and resolution. The single exception to this routing is if a complaint implicates the General Counsel, in which case it will go to the Chair of the Audit Committee. We also have defined a Bullying and Harassment Policy, which is available to our employees on our internal website.
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

For us, by disclosing key aspects of ESG, our stakeholders can better understand our values, and what we are undertaking to address the long-term financial risks and impacts that affect us.

In line with our mission to change the trajectory of autoimmune, kidney and rare diseases, we believe that we must take a holistic approach to address/improve our impact on the communities we serve. Therefore, we have established environmental, social, and governance priorities. The Governance & Nomination Committee of our Board of Directors is responsible for ensuring our ESG goals are pursued and assessed periodically. Progress on these goals will be disclosed in future sustainability reports.

Corporate Values and Ethics

We understand that adhering to established best practices of corporate governance is critical to earning and maintaining the trust of our shareholders, customers, employees, and other stakeholders, and is essential to building long-term value. Our Governance and Nomination Committee is responsible for developing our approach to ESG issues and implementing high standards of corporate governance practices. Our CEO and CFO are also responsible for leading and managing our approach to corporate social responsibility.

Our Board of Directors adopted and regularly reviews the Code of Conduct, which applies to all of our employees, officers and directors. Adherence to the Code of Conduct helps ensure that all employees can feel a part of an organization that emphasizes adherence to laws and policies covering the industry in which we work. Our Code of Conduct also emphasizes each employee’s accountability for making decisions and taking actions in a highly ethical manner with a focus on honesty, fairness and integrity and treating all fellow employees in a respectful and inclusive manner. We have established a reporting hotline that enables employees to file anonymous reports of any suspected violations of the Code of Conduct. We believe that providing an ethical environment in which to work is vital to our efforts to attract, retain and develop our employees.

Diversity and Inclusion

We seek to build and maintain a diverse team of employees that are passionate about and committed to having a positive impact on the lives of patients and their families. We value and celebrate the unique talents, backgrounds and perspectives each employee contributes to achieving our mission and corporate objectives. Our diverse and inclusive culture is key to attract, develop and retain our talent pool.

As an equal opportunity employer, we strive to attract and connect with diverse talent who best match our core values and who will be successful and thrive at Aurinia. Our recruiting team partners with hiring managers and we select diverse interview panels to help provide insight at every stage of the process to identify the best possible candidate – whether internal or external – to fill open roles in the company.
Professional Development for Employees at All Levels
We are firmly committed to employee development as an essential driver of our future growth and overall success of Aurinia. Developing employees’ skills and capabilities align with our commitment to investing in our people, as well as our commitment to quality and safety. It also ensures we have the right talent in the right places across the organization to be successful.
In 2023 we conducted a needs analysis, based on our competency model. As a result, we offered new training to all employees on topics such as collaboration, communication, and listening. We also offered programs on engagement, performance management, and launched a popular “Talk About’ series where employees learn about different groups at Aurinia and how they contribute to our Vision and Mission.
Developing our managers continues to be an important priority for the Company. In 2023 we piloted a program dedicated to that population, Dynamic Leadership @ Aurinia. The focus of this interactive, multi-week program is to develop an authentic leadership style grounded in Aurinia’s values. Participant feedback about the program was outstanding and the program will continue to be offered in 2024.
We provide our employees with developmental training in accordance with their specific role and career path, paying considerable attention to any new upcoming regulations and procedures. All employees also attend or participate in compliance, harassment prevention, and safety training and we offer education assistance for college and university courses, training seminars and educational conference attendance opportunities to our employees. To monitor progress, we review our succession plan for key senior management positions as part of our annual talent review and identify development opportunities to help ensure potential successor readiness.
Employee Engagement
Building trust and a high performing culture is a top priority for Aurinia. We achieve this by providing a platform for employees to give feedback, collaborate on solutions, and discuss how to make changes to help improve our experience at work.

During 2023, Aurinia partnered with Gallup to conduct its first employee Engagement & Inclusion survey designed to assess overall employee engagement and illuminate where engagement can be enhanced. The anonymous survey evaluated four key factors – Basic Needs, Individual Contribution, Teamwork, Growth, and Inclusion. The survey data is being used to start an ongoing internal dialogue, action planning and measurement that will enable leadership to understand and improve company-wide engagement levels, seek employee ideas to sustain areas of strength and improve gaps, turn ideas into actionable strategies that align with Aurinia’s values, prioritize purpose, ownership, and accountability and continue building a culture of engagement, inclusion, and performance excellence.

We hold frequent all-employee meetings that serve as an open forum to share progress on strategy and corporate goals as well as potential at-risk areas, celebrate achievements, and share best practices and learnings.

Compensation & Benefits

Our compensation and benefits programs, with oversight from the Compensation Committee of our Board of Directors, are designed to attract, retain and reward employees through competitive salaries, annual bonus eligibility, long-term incentive awards, an Employee Stock Purchase Plan, a 401(k) Plan, healthcare and insurance benefits, health savings and flexible spending accounts, paid time off, family leave, and employee assistance programs. Each year we conduct surveys to benchmark our salaries and benefits and confirm we are satisfied with the competitiveness of our total compensation offering. We also provide a variety of peer-to-peer and corporate recognition programs to celebrate and recognize our employees for their hard work and contributions.

Our Commitment to Safety

Our employees’ health, safety, and overall well-being is a top priority for us. We track this in a variety of ways, including providing all of our employees access to healthcare benefits, measuring the number of employees participating in our health and wellness events, ensuring 100% of our employees are covered by an occupational health and safety management system, and minimizing work-related injuries.

We are committed to maintaining compliance with all legal and regulatory requirements in the countries in which we operate.

We are also deeply committed to the safety and well-being of the communities we serve. With support from patients, family members, caregivers and healthcare providers, we provide up-to-date safety information on our medicines, and ensure the highest quality.

Empowering the Lupus Nephritis Community

Through our various educational and disease management programs, we encourage people living with LN to take charge of their health through early diagnosis, routine management, and treatment, with a focus on Access, Education, Advocacy, Science and Safety.

Doing Our Part to Help the Environment

We seek to improve the health and sustainability of our planet, as the well-being of our planet directly impacts the health of humanity. We recognize that energy, water, materials use, greenhouse gas emissions, material and hazardous waste, and transportation are among the largest contributors to our environmental footprint. Many of our impacts on the planet are indirect – for instance, we do not manufacture the drug product, the capsules, or the packaging for LUPKYNIS ourselves, but instead do so through our manufacturing partners located across the globe. Similarly, we use a third-party logistics firm to transport LUPKYNIS to specialty pharmacies and specialty distributors directly, who then in turn dispenses LUPKYNIS to patients and hospitals. These contribute to our Scope 3 emissions as a result.

However, although our direct impact on the environment may be small, we take our direct and indirect role in environmental protection matters very seriously. As a first step to assess our impact, our facilities, manufacturing, supply chain and procurement teams began a process of collecting data across these areas. Our next steps will be to establish better tracking and measurement tools, refine strategies, and determine targets to drive our, and our partners’ environmental performance. This process will enable us to increase our internal and external transparency and report progress against specific goals.

Corporate Citizenship

We believe in supporting the community in which we work and providing our employees multiple opportunities to contribute to the community, including providing company-wide community service days/volunteerism supporting:

•Patient advocacy/healthcare;
•Health disparities;

•Charitable giving;
•Community services (e.g., food, clothing and school supply drives); and
•Participate in company -wide walks for various diseases.
CORPORATE INFORMATION
Aurinia is organized under the Business Corporations Act (Alberta). We have two wholly-owned subsidiaries: Aurinia Pharma US, Inc., (Delaware incorporated) and Aurinia Pharma Limited (United Kingdom incorporated). Our head and registered office is #140, 14315 - 118 Avenue, Edmonton, Alberta, Canada T5L 4S6 and our phone number is +1 (250) 744-2487. Our U.S. commercial office is located at 77 Upper Rock Circle, Suite 700, Rockville, Maryland 20850.

Our website address is www.auriniapharma.com and our investor relations website is located at https://ir.auriniapharma.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to reports filed or furnished pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the SEC and are available at the SEC's website at www.sec.gov. Such reports and other information are also available free of charge on our investor relations website as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The information posted on, or that can be accessed through, our website and investor relations website is not incorporated into this Annual Report and the contents of these websites are not intended to be incorporated by reference into any report or document we file with, or furnish to, the SEC. Certain documents are also filed with securities regulators in Canada and are available under our profile at the website www.sedarplus.ca.
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
Risks Related to Commercialization
Our success depends on our ability to commercialize LUPKYNIS. We are currently a single approved product company with commercial sales experience since January 2021 and if we are not able to achieve our financial targets related to commercializing LUPKYNIS, then we may need to curtail or cease operations.
Our business strategy is to optimize the clinical and commercial value of LUPKYNIS. We have invested a significant portion of our efforts and financial resources in the development and commercialization of LUPKYNIS, and we expect LUPKYNIS to constitute our only product revenue for the foreseeable future. Our success depends on our ability to commercialize LUPKYNIS successfully. Successful commercialization of LUPKYNIS is subject to many risks. There are numerous examples of unsuccessful product launches and failures to meet high expectations of market potential, including by pharmaceutical companies with more experience and resources than we have.
We have limited experience commercializing pharmaceutical products as an organization, having received marketing approval for LUPKYNIS, our sole commercial product, in January 2021. In order to market LUPKYNIS successfully, we must continue to build our sales, marketing, managerial, compliance, and related capabilities or make arrangements with third parties to perform these services. If we are unable to establish and maintain adequate sales, marketing, and distribution capabilities, whether independently or with third parties, we may not be able to commercialize LUPKYNIS appropriately and may not become profitable.
Part of our strategy to commercialize LUPKYNIS in the United States is to maintain a direct field work force. These efforts have been and will continue to be expensive and time-consuming, and we cannot be certain that we will be able to successfully develop and maintain this capability. LUPKYNIS has only been a marketed product since January 2021. In addition, prior to December 2020, there were no FDA approved treatments for LN. If we are unable to effectively train our field work force and equip them with effective materials, including medical and sales literature to help them inform and educate potential customers, our efforts to commercialize successfully could be harmed, which would negatively impact our ability to generate product revenue.

Our ability to successfully commercialize LUPKYNIS will depend on effectively deploying the field work force we have established and maintaining marketing, manufacturing, and distribution capabilities or relationships.
Our ability to generate revenues and meet expectations is contingent on the successful commercialization of LUPKYNIS. A successful commercialization depends on our ability to, amongst other things:
•achieve and maintain compliance with regulatory requirements;
•create and sustain market demand for and achieve market acceptance of LUPKYNIS, grow the market through our marketing and sales activities and other arrangements established for the promotion of LUPKYNIS, on a timeline that aligns with our regulatory or intellectual property protection periods;
•educate physicians and patients about the importance of screening, routine monitoring along with treating to guidelines, benefits, administration and use of LUPKYNIS;
•train, deploy, and support a qualified field work force;
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
The bulk of our product revenue is generated in the United States from a limited number of direct customers and most of our product revenue comes from two specialty pharmacies. Revenues from our two main customers in the U.S. accounted for approximately 51% and 40%, respectively, of our total revenues for the year ended December 31, 2023. Our third main customer is our collaboration partner, Otsuka. When combined, revenues from our two specialty pharmacy customers and Otsuka account for approximately 99% of our total revenues for the year ended December 31, 2023. The loss by us of any of these customers, or a material reduction in their purchases, could harm our business and prospects. In addition, if any of these customers were to fail to pay us in a timely manner, it could negatively impact our cash flow from operations.
Sales of our product can be greatly affected by the customer inventory levels that our customers carry. We monitor customer inventory of our product using a combination of methods, including reports from our customers, and our own internal estimates. Our estimates of customer inventory may differ significantly from actual customer inventory levels. Significant differences between actual and estimated customer inventory levels may result in excessive or insufficient stocking, which could result in substantial quantities of unsold customer inventory, or inadequate supplies of products in the distribution channels. Our customers make the ultimate determination of the amount of inventory to hold. Changes in customer inventory may cause our revenues to fluctuate significantly from quarter to quarter and may cause our operating results for a particular quarter to be below or above our expectations, the expectations of securities analysts, or the expectations of investors.
Our estimates of the number of patients who have received or might have been candidates to use LUPKYNIS may not accurately reflect the true market for LUPKYNIS or the extent to which it will actually be used by patients. Our failure to develop the market for, forecast or successfully market LUPKYNIS could harm our business, as it could reduce our market potential.

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
•timing of market introduction;
•the degree of cost-effectiveness;
•widespread health concerns, such as pandemics;
•availability of alternative therapies at similar or lower cost, including generic and over-the-counter products;
•whether the product is designated under physician treatment guidelines as a first-line therapy or as a second- or third-line therapy;
•adverse publicity about our product or favorable publicity about competitive products;
•convenience and ease of administration of LUPKYNIS; and
•potential product liability claims.
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
Price controls and price pressure may be imposed in foreign and U.S. markets, which may adversely affect our future profitability. LUPKYNIS may become subject to unfavorable pricing regulations, third-party reimbursement practices or healthcare reform initiatives, which could harm our business. In addition, reimbursement may be limited or unavailable in certain market segments which could make it difficult for us or our partners to sell LUPKYNIS profitably. Adverse pricing limitations might hinder our ability to recoup our investment in LUPKYNIS.
Our ability to commercialize LUPKYNIS successfully will also depend in part on the extent to which coverage and reimbursement for LUPKYNIS will be available from government authorities, private health insurers and other organizations. In the United States and markets in other countries, patients generally rely on third-party reimbursement for all or part of the costs associated with their treatment. Adequate coverage and reimbursement from governmental healthcare programs, such as Medicare and Medicaid, and commercial payors is critical to market acceptance of LUPKYNIS. Our ability to successfully commercialize LUPKYNIS will depend in part on the extent to which coverage and adequate reimbursement of LUPKYNIS will be available from government health administration authorities, private health insurers and other organizations. Government authorities and other third-party payors such as private health insurers and health maintenance organizations, decide which medication they will pay for and establish reimbursement levels, which for the product, is beyond our control.
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
We report on various metrics relating to LUPKYNIS activity, and no single metric is indicative of, or directly correlated to, our current or future financial performance.
We report on various metrics relating to LUPKYNIS activity, including the number of prescriptions/PSFs, conversion rates (being the proportion of PSFs that convert into patients on therapy), persistency rates (being how long patients on therapy remain on therapy), adherence (being the degree to which patients take their prescribed dose of LUPKYNIS in the manner and at the times prescribed by their doctor), numbers of patients on therapy and as of the fourth quarter of 2023, we also include patient restarts and patients resulting from hospital fills (which are estimated based on shipping patterns). None of these metrics, in and of themselves, is indicative of current or future financial performance. There is no guarantee that a patient for whom we receive a PSF will become a patient on therapy, or that the number of patients estimated from hospital fills are accurate. Converting a patient from a PSF into a patient on therapy includes multiple steps, many of which are outside of our control, such as patients and doctors needing to coordinate applications relating to insurance coverage for LUPKYNIS, and potentially one or more appeals if coverage is denied initially. We refer to patients for whom we receive a PSF but that never convert into a patient on therapy as a cancellation. Cancellations result in zero revenue. Even when a patient becomes a patient on therapy, there is no guarantee that they will be a patient for which we receive revenue (as certain patients are eligible for our free drug program), or that they will remain on drug for any period of time (whether due to a reduction in LN activity, an actual (or perceived) drug-related adverse event, or from a lack of taking medication, or otherwise). Patients on therapy may also not take their prescribed dose of LUPKYNIS in the manner and at the times prescribed by their doctor, which could result in reduced orders of LUPKYNIS in respect of that patient on therapy versus a patient that is prescribed a higher dose of LUPKYNIS and follows their prescription exactly as prescribed. We refer to patients who have converted from a PSF into a patient on therapy, but who subsequently cease treatment (for any reason), as discontinuations. A patient on therapy who discontinues treatment generally results in zero future revenue, and discontinuations can occur at any time once a patient commences therapy. Accordingly, our PSF activity, and related metrics, are not in and of themselves directly indicative of our current or future financial performance.
Our net product revenue to date is primarily the result of our two main customers in the United States (our two specialty pharmacies) who order LUPKYNIS for dispensing to patients, and from our collaboration partner, Otsuka (see further under "Summary of Significant Accounting Policies - Revenue Recognition" later in this Report for further discussion). The orders for product from our two main customers do not necessarily correlate to our PSF numbers. Our revenue received from Otsuka has no relevance to any of the above noted metrics. Our revenue could therefore fluctuate in a manner contrary to our PSF trends, both where revenue could be greater than a PSF trend would indicate, or where revenue could be lesser than a PSF trend would indicate. Therefore, while we report on PSFs and related figures to provide an indication of potential prescription activity for LUPKYNIS, there is no single metric that is directly correlated to, or indicative of, our future financial performance.
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
•that our patents or regulatory protections will provide sufficient duration for LUPKYNIS to reach a level of profitability; or
•that we will be able to obtain any extensions of the applicable patent terms.
Even if issued, patents provide finite terms of protection and, in general, those time periods are not able to be extended. Under law, we have been granted new chemical entity exclusivity for the marketing of LUPKYNIS to January 2026 in the United States. Our original composition of matter patent for voclosporin expired in the United States in October 2022. We have sought a patent term extension to extend the term of that United States patent to October 2027, which remains in process. To date, we have been able to obtain interim patent term extensions for that patent that currently extend its term to October 2024. Our other existing Orange Book listed patents for LUPKYNIS have a term to 2037. Those are the maximum terms for those patents, which are our main protection against generic entrants into the LN market. It is possible that one or more of our patents could be subject to a challenge (such as an inter partes review) which, if successful, could limit the protection offered by that patent even further or eliminate it entirely, which would have a negative impact on our ability to continue our business in its current form.
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
We may need to enter into license agreements in the future. As part of discovery and development activities, we routinely evaluate in-licenses from academic and research organizations. Future license agreements might impose various diligence, milestone payment, royalty, and other obligations on us. If there is any conflict, dispute, disagreement or issue of non-

performance between us and our licensing partners (such as Otsuka) regarding our rights or obligations under the licensing agreement, we may owe damages, our licensor may have a right to terminate the affected license, and our and our partner’s ability to utilize the affected intellectual property in our drug discovery and development efforts, and our ability to ensure into collaboration or marketing agreements for an affected product, may be adversely affected.
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
Risks Related to Financial Position and Need for Additional Capital
We may continue to have negative cash flow and we may never achieve or maintain profitability.
We had negative operating cash flow for multiple years, including the year ended December 31, 2023. To the extent that we have negative operating cash flow in future periods, we will likely need to allocate a portion of our cash reserves to fund such negative cash flow. We may also be required to raise additional funds through the issuance of equity or debt securities. There can be no assurance that we will be able to generate a positive cash flow from our operations, that additional capital or other types of financing will be available when needed or that these financings will be on terms favorable or acceptable to us if available at all.
We have incurred losses and anticipate that our losses may increase as we continue to expand and develop our business and commercialize LUPKYNIS. As of December 31, 2023, we had an accumulated deficit of $942.3 million. Although we received FDA approval and commenced commercialization of LUPKYNIS in the United States in January 2021, we have and may continue to incur losses and there can be no assurance that we will be able to generate sufficient product revenue to become profitable at all or on a sustained basis.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations or cause any guidance we may provide to be inaccurate.
Our operating results are difficult to predict and will likely fluctuate from quarter to quarter and year to year. As we only received FDA approval for LUPKYNIS in 2021, there is an absence of historical sales data. This has resulted in our revenue from product sales being, and we expect will continue to be, difficult to predict. We also expect to have quarter-to-quarter fluctuations in expenses, some of which could be significant, due to clinical trial activities, regulatory activities, commercialization activities and business development.
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

Our restructuring program and associated organizational changes may not adequately reduce our operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions, and there can be no assurance that we will realize the anticipated benefits of the restructuring program.

On February 15, 2024, we announced that we were implementing a restructuring program. The restructuring program includes ceasing future development activities on AUR200 and AUR300. This will result in a one-time charge in the first quarter of 2024 of approximately $11 - $15 million. The charge will primarily be made up of severance costs, contract termination costs and other costs associated with terminating the programs. We expect to recognize annual cost savings of approximately $50 - $55 million, with approximately 75% of the savings being recognized in 2024 excluding the one-time restructuring charge in the first quarter of 2024, with no impact on commercial investment. The Company anticipates reducing employee headcount by at least 25% by the end of the first quarter of 2024. There is no planned reduction in headcount in commercial or commercial supporting roles.

The estimates of charges and expenditures, and the associated annual cost savings, we expect to incur in connection with the restructuring program, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and we may incur costs that are greater, or recognize lower annual cost savings, than we currently anticipate in connection with the restructuring program.

The restructuring program may yield unintended consequences, such as the loss of institutional knowledge and expertise, employee attrition beyond our intended reduction in force, a reduction in morale among our remaining employees, greater than anticipated costs incurred in connection with implementing the restructuring program, and the risks that we may not achieve the anticipated benefits from the restructuring program to the extent or as quickly as we anticipate, if at all, all of which may materially adversely affect our results of operations or financial condition. These restructuring initiatives could place substantial demands on our management and employees, which could lead to the diversion of our management’s and employees’ attention from other business priorities. In addition, while certain positions are being eliminated in connection with the restructuring program, many functions necessary to our reduced operations remain, and we may be unsuccessful in distributing the duties and obligations of departed employees among our remaining employees or to external service providers, which could result in disruptions to our operations. We may also discover that the workforce reduction and other restructuring efforts will make it difficult for us to pursue new opportunities and initiatives and require us to hire qualified replacement personnel, which may require us to incur additional and unanticipated costs and expenses. We may further discover that, despite the implementation of our restructuring program, we may require additional capital to continue expanding our business, and we may not be able to obtain such capital on acceptable terms, if at all. Our failure to successfully accomplish any of the above activities and goals may have a material adverse impact on our business, financial condition and results of operations.
Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
Our activities to date have been limited to, among other things, organizing and staffing our Company, business planning, business development, raising capital, developing, manufacturing, and, marketing and commercializing LUPKYNIS, in addition to undertaking nonclinical studies, and conducting clinical trials and business development. We have limited history demonstrating our ability to manufacture a product at commercial scale or conduct sales, marketing, and distribution activities necessary for successful product commercialization. Consequently, any predictions you make about our future success or viability may not be as reliable as they could be if we had a longer and more established operating history.
In addition, we may encounter unforeseen expenses, difficulties, complications, delays, and other known and unknown factors. We may need to expand our capabilities to support future activities related to the commercialization of LUPKYNIS. We may be unsuccessful in adding such capabilities.
Anticipated revenues may not be derived from licensing activities.
Our future performance may be impacted by our ability to generate royalty or other revenues (such as commercial and regulatory milestones and product revenue) from licenses (such as the license granted to Otsuka) and the successful commercialization of LUPKYNIS. We anticipate that some of our revenues in the future may be derived from products licensed to pharmaceutical and biotechnology companies. Accordingly, these revenues will depend, in large part, upon the success of these companies, and our operating results may fluctuate substantially due to reductions and delays in their research, development, and marketing expenditures. These reductions and delays may result from factors that are not within our control, including:
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

Our portfolio of investments is subject to market, interest and credit risk that may reduce its value.

We maintain a portfolio of investments. Changes in the value of our portfolio of investments could adversely affect our earnings. In particular, the value of our investments may decline due to increases in interest rates, downgrades of the bonds and other securities included in our portfolio, instability in the global financial markets that reduces the liquidity of securities included in our portfolio, declines in the value of collateral underlying the securities included in our portfolio and other factors. Each of these events may cause us to record charges to reduce the carrying value of our investment portfolio or sell investments for less than our acquisition cost. Although we attempt to mitigate these risks through diversification of our investments and continuous monitoring of our portfolio's overall risk profile, the value of our investments may nevertheless decline.
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

As part of our business strategy, we may acquire additional companies, products or technologies principally related to, or complementary to, our current operations. At any given time, we may be evaluating acquisitions of companies, products or technologies or may be exploring licensing opportunities, and may have entered into confidentiality agreements, non-binding letters of intent or may be in the process of conducting due diligence with respect to such opportunities. Any such acquisitions will be accompanied by certain risks including, but not limited to:
•exposure to unknown liabilities of acquired companies and the unknown issues with any associated technologies or research;
•inability to recognize expected benefit of synergies and fully recognize return on investment;
•higher than anticipated acquisition costs and expenses;
•the difficulty and expense of integrating operations, systems, and personnel of acquired companies;
•disruption of our ongoing business;
•inability to retain key customers, distributors, vendors and other business partners of the acquired company;
•diversion of management’s time and attention; and
•possible dilution to shareholders.

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
To market any products outside of the United States, we and Otsuka or other potential future partners must establish and comply with numerous and varying regulatory requirements of other countries regarding safety and efficacy. Clinical trials conducted in one country may not be accepted by regulatory authorities in other countries, and regulatory approval in one country does not mean that regulatory approval will be obtained in any other country. Approval procedures vary among countries and may require additional pre-clinical studies, clinical trials, or additional administrative review periods, which could result in significant delays, difficulties, and costs for us. While we have obtained approval by the EC and MHRA, specific jurisdictions covered by those approvals (and approvals in other jurisdictions) also require additional regulatory approvals, such as pricing and reimbursement approval, before sales can commence in those jurisdictions. Not all of those jurisdictions have provided all such approvals to date.
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
After a regulatory body, such as the FDA, approves a drug or biologic for marketing, the product’s sponsor must comply with several post-marketing obligations that continue until the product is discontinued. These post-marketing obligations include the reporting of adverse events to the agency within specified timeframes, the submission of product-specific annual reports that include changes in the distribution, manufacturing, and labeling information, and notification when a drug product is found to have significant deviations from its approved manufacturing specifications (among others). Our ongoing compliance with these types of mandatory reporting requirements could result in additional requests for information from regulatory bodies that govern our products and, depending on the scope of a potential product issue that a regulatory body may decide to pursue, could potentially also result in a request from the agency to conduct a product recall or to strengthen warnings and/or revise other label information about the product. Regulatory bodies may also require or request the withdrawal of the product from the market. Any of these post-marketing regulatory actions could materially affect our sales and increase our costs and, therefore, have the potential to adversely affect our business, financial condition, results of operations and cash flows.

We may not be successful in our efforts to build out a pipeline of product candidates.

We may not be able to continue to identify or develop, at all or in a timely manner, new products. Even if we are successful in building our pipeline, the potential product candidates that we identify may not be suitable for clinical development or commercialization. If we do not successfully identify, develop, and commercialize new products based upon our approach, we will not be able to diversify our portfolio which could result in harm to our financial position and impact the trading price of our common shares.
Risks Related to Our Reliance on Third Parties and Partners
We are dependent on Otsuka for the development and commercialization of LUPKYNIS in several countries outside the United States. The failure to meet contractual, regulatory, or other obligations could adversely affect our business.
We have entered into an exclusive license agreement with Otsuka that provides the licensee exclusive rights to the development and commercialization of LUPKYNIS in various specified regions outside of the United States. As a result, we are dependent on Otsuka to achieve full regulatory approval of LUPKYNIS for marketing in these regions and for the commercialization of LUPKYNIS, if approved. The timing and amount of any milestone and royalty payments we may receive under this agreement, as well as the commercial success of LUPKYNIS in those regions outside of the United States, will depend on, among other things, the efforts, allocation of resources, and successful commercialization of LUPKYNIS by Otsuka. Otsuka, accounted for approximately 8% of the Company's total net revenue for the year ended December 31, 2023.
We also depend on Otsuka to comply with all applicable laws relative to the development and commercialization of LUPKYNIS in those countries. We do not control the individual efforts of Otsuka and have limited ability to terminate this agreement if Otsuka does not perform as anticipated. The failure of Otsuka to devote sufficient time and effort to the development and commercialization of LUPKYNIS, or the failure of Otsuka to meet their obligations to us, including for future royalties, milestone payments, manufacturing services payments and other collaboration payments; to adequately deploy business continuity plans in the event of a crisis; and/or satisfactorily resolve significant disagreements with us or address other factors, could harm our financial results and operations.
If any licensee or authorized sub-licensee of LUPKYNIS violates, or is alleged to have violated, any laws or regulations during the performance of their obligations for us, it is possible that we could suffer financial and reputational harm, or other negative outcomes, including possible legal consequences. Any termination, breach, or expiration of any of this license agreement could have a material adverse effect on our financial position by reducing or eliminating the potential for us to receive milestone payments and royalties. In such an event, we may be required to devote additional efforts and to incur additional costs associated with pursuing regulatory approval and commercialization of LUPKYNIS. Alternatively, we may attempt to identify and transact with a new licensee, but there can be no assurance that we would be able to identify a suitable licensee or transact at all, or on terms that are favorable to us.
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
Manufacturers of pharmaceutical products often encounter difficulties in production. These problems include difficulties with production costs and yields, stability, quality control and assurance, and shortages of qualified personnel, as well as compliance with strictly enforced federal, provincial, state, and foreign regulations. We rely on a limited number of third parties to manufacture and supply raw materials for LUPKYNIS. The third parties we choose to manufacture and supply raw materials for LUPKYNIS are not under our control and may not perform as agreed or may terminate their agreements with us, and we may not be able to find other third parties to manufacture and supply raw materials on commercially reasonable terms, or at all. If any of these events were to occur, our operating results and financial condition would be adversely affected.

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
The process of manufacturing LUPKYNIS is susceptible to product loss due to a variety of factors, including but not limited to contamination, equipment failure or improper installation or operation of equipment, vendor or operator error, contamination and inconsistency in yields, variability in product characteristics, and difficulties in scaling the production process. Even minor deviations from manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If microbial, viral or other contaminations are discovered in our product or in the manufacturing facilities in which our product are made, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. Any adverse developments affecting manufacturing operations for our product may result in shipment delays, inventory shortages, lot failures, product withdrawals or recalls, or other interruptions in the supply of LUPKYNIS. We may also have to take inventory write-offs and incur other charges and expenses for products that fail to meet specifications, undertake costly remediation efforts, or seek more costly manufacturing alternatives.
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
In response to the ongoing armed conflicts in Ukraine and in the Middle East, the U.S. government, numerous state governments, the EU and other countries in which we conduct business have imposed a wide range of economic sanctions that restrict commerce and business dealings with Russia, certain regions of Ukraine, certain regions in the Middle East and certain entities. Our suppliers rely on some materials that were originally sourced from the areas impacted by the armed conflict which may increase supply disruptions. This could, in turn, adversely impact our ability to manufacture and distribute LUPKYNIS.
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

Additionally, the workforce reduction we will implement as part of the restructuring program may negatively impact our ability to attract, integrate, retain and motivate highly qualified employees, and may harm our reputation with current or prospective employees.
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
Several key areas of our business depend on the use of information technologies, including production, manufacturing, marketing, and logistics, as well as clinical and regulatory matters. Despite our efforts to prevent such behavior, third parties may nonetheless attempt to hack into our systems and obtain data relating to our pre-clinical studies, clinical trials, patients using LUPKYNIS or our proprietary information on LUPKYNIS or other information relating to us or our business. If we fail to maintain or protect our information systems and data integrity effectively, we could have problems in determining product cost estimates and establishing appropriate pricing, have difficulty preventing, detecting, and controlling fraud, have disputes with physicians, and other health care professionals, have regulatory sanctions or penalties imposed, have increases in operating expenses, incur expenses or lose revenues as a result of a data privacy breach, or suffer other adverse consequences and reputational damages. While we have invested in the protection of data and information technology, there can be no assurance that our efforts or those of our third-party collaborators, if any, or manufacturers, to implement adequate security and quality measures for data processing would be sufficient to protect against data deterioration or loss in the event of a system malfunction, or to prevent data from being stolen or corrupted in the event of a security breach. Any such loss or breach could harm our business, operating results, and financial condition. We maintain cyber insurance coverage; however, there is no guarantee that our current coverage will be sufficient or that we can secure insurance coverage in the future at commercially viable rates or with the appropriate limits.
Interruptions in the availability of server systems or communications with Internet or cloud-based services, or failure to maintain the security, confidentiality, accessibility, or integrity of data stored on such systems, could harm our business.
We rely upon a variety of Internet service providers, third-party hosting facilities and cloud computing platform providers to support our business. Many of our employees currently work remotely and therefore we are highly reliant on these services for our operations. Failure to maintain the security, confidentiality, accessibility or integrity of data stored on such systems could damage our reputation in the market, cause us to lose revenue or market share, increase our service costs, cause us to incur substantial costs, subject us to liability for damages and/or fines and divert our resources from other tasks, any one of which could materially adversely affect our business, financial condition, results of operations and prospects. Any damage to, or failure of, such systems, or communications to and between such systems, could result in interruptions in our operations. If our security measures or those of our third-party data center hosting facilities, cloud computing platform providers, or third-party service partners, are breached, and unauthorized access is obtained to our data or our information technology systems, we may incur significant legal and financial exposure and liabilities. We do not have control over the operations of the facilities of our cloud service providers and our third party providers may be vulnerable to damage or interruption from natural disasters, the effect of climate change (such as drought, flooding, wildfires, increased storm severity, and sea level rise), cybersecurity attacks, terrorist attacks, power outages and similar events or acts of misconduct. In addition, any changes in our cloud service providers service levels may harm our ability to meet our requirements and operate our business.
Our business is exposed to the risks associated with litigation, investigations and regulatory proceedings.

Litigation and regulatory proceedings are inherently uncertain, and adverse rulings could occur, including monetary damages, or an injunction stopping us from manufacturing or selling certain products, engaging in certain business practices, or requiring other remedies. We may be subject to allegations through press, social media, the courts or other mediums that may or may not be founded. We may be required to respond to or defend against these claims and/or allegations, which will divert resources away from our principal business. There can be no assurance that our defense of such claims and/or allegations would be successful, and we may be required to make material settlements. An unfavorable outcome or settlement may harm our business, LUPKYNIS, results of operations, financial condition, and corporate reputation. In addition, regardless of outcome, investigations, allegations of wrongdoing, and litigation can be costly, time-consuming, and disruptive to our business and operations.
Risks Related to Our Industry
Unstable markets and economic conditions may have harmful consequences to business, financial condition, and trading price of our common shares.
Global economic conditions have been impacted by high inflation, supply chain challenges and the impacts of global hostilities, such as the Russia-Ukraine war. Changes in interest rates, inflation, economic growth, levels of taxation, legal and regulatory matters, foreign exchange and commodity prices may influence product purchases decisions. Our results of operations could be harmed by general conditions in the global economy and financial markets. A severe or prolonged economic downturn could result in a variety of risks to our business, including, weakened demand for our approved product and our ability to raise additional capital when needed on acceptable terms, if at all. Weak global economic conditions could decrease the number of clinical trials sites available to us and hinder our ability to conduct trials required by the FDA. A weak or declining economy could also strain our supplies, partners or third-parties, possibly resulting in supply disruption, or cause our customers to delay making payments for our services. Any of the foregoing could harm our business and we cannot anticipate all the ways in which the current economic climate and financial market conditions could adversely impact our business.
Actual or anticipated changes to the laws and regulations governing the health care system may have a negative impact on cost and access to health insurance coverage and reimbursement of healthcare items and services.
The United States and several foreign jurisdictions are considering, or have already enacted, a number of legislative and regulatory proposals to change the healthcare system in ways that could affect our ability to sell LUPKYNIS profitably. Among policy makers and payors in the United States and elsewhere, there is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality and/or expanding access to healthcare. In the U.S, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by major legislative initiatives, including the ACA and IRA.
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
In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. For example, the U.S. Budget Control Act of 2011 resulted in aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013 and, due to subsequent legislative amendments, will remain in effect through 2029 unless additional Congressional action is taken. On January 2, 2013, the American Taxpayer Relief Act of 2012, among other things, also reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. Recently, there has been heightened governmental scrutiny over the manner in which drug manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed bills designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the Biden administration has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take, whether or to what degree they may impact us or LUPKYNIS, or whether such steps will be successful. We cannot predict all of the ways in which future federal or state legislative or administrative changes relating to healthcare reform will affect our business.
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
We may face substantial competition, which may result in others discovering, developing, or commercializing products more successfully than we do.
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
While we have new chemical entity exclusivity to January 2026, and potential patent protection out to 2037, generic entrants could file abbreviated new drug applications as early as January 2025. These applications may or may not be approved by the FDA. If an ANDA is filed, it may have a negative impact on our perceived value. If even one ANDA is approved in a manner that does not violate any then-existing patents we hold, we may be subject to competition at significantly lower prices than we currently sell LUPKYNIS, which could have a materially negative impact on our business.
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
While we take substantial precautions such as laboratory and clinical testing, toxicology studies, quality control and assurance testing and controlled production methods, the health and safety risks associated with producing a product for human ingestion cannot be eliminated. LUPKYNIS may be found to be, or to contain substances that are harmful to the health of our patients and customers and which, in extreme cases, may cause serious health conditions or death. This sort of finding may expose us to substantial risk of litigation and liability. Further, we would be forced to discontinue production of LUPKYNIS, which would harm our profitability. We maintain product liability insurance coverage; however, there is no guarantee that our current coverage will be sufficient or that we can secure insurance coverage in the future at commercially viable rates or with the appropriate limits.
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
The trading price of the common shares could continue to be subject to wide fluctuations in price in response to various factors, many of which are beyond our control, including the results and adequacy of our pre-clinical studies and clinical trials, as well as those of our collaborators, or our competitors; the results of our operations, such as quarterly or annual sales figures; other evidence of the safety or effectiveness of LUPKYNIS or those of our competitors; announcements of technological innovations or new products by our competitors; governmental regulatory actions; developments with collaborators; developments (including litigation) concerning our patents or other proprietary rights of competitors; period-to-period fluctuations in operating results; guidance we may provide as to the commercial performance of LUPKYNIS; changes in estimates of our performance by securities analysts; market conditions for biotechnology stocks in general; our ability to repurchase our common shares under any share repurchase program on favorable terms or at all; global or local political, economic, social and health crises; market rumors; and other factors not within our control could impact the market price of the common shares, regardless of our operating performance. In the past, following periods of volatility in the market price of a company’s securities, securities class action litigation has often been instituted. A class action suit against us could result in substantial costs, potential liabilities and the diversion of management’s attention and resources.
In recent years, shareholder activists have become involved in numerous public companies. Responding to actions by shareholders activists, such as requests for special meetings, potential nominations of candidates for election to our board of directors, requests to pursue a strategic combination or other transaction, or other special requests may disrupt our business and divert the attention of management and employees. In addition, any perceived uncertainties as to our future direction resulting from such a situation could result in the loss of potential business opportunities, be exploited by our competitors, cause concern to our current or potential customers and make it more difficult to attract and retain qualified personnel and business partners, any of which could negatively impact our business. Shareholder activism could result in substantial costs and may cause significant fluctuations in our stock price based on temporary or speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals of our business. Our common shares may be traded by short sellers which may put pressure on the supply and demand of our common shares.
There can be no assurance that we will continue to repurchase Common Shares or that we will repurchase Common Shares at favorable prices.

Our Board has the authority to authorized share repurchase programs. On February 15, 2024, we announced that we would commence our first share repurchase program. The amount and timing of common share repurchases are subject to capital availability and our determination that share repurchases are in the best interests of the Company and are in compliance with all respective laws and any applicable contractual obligations. Our ability to repurchase common shares will depend on, among other factors, our cash balances and potential future capital requirements for strategic transactions our results of operations, our financial condition and other factors beyond our control that we may deem relevant. Additionally, the recently enacted IRA includes an excise tax on share repurchases, which will increase the cost of share repurchases. A reduction in repurchases under, or the completion of, our share repurchase programs could have a negative effect on the market price of our common shares. We can provide no assurance that we will repurchase common shares at favorable prices, if at all. Aurinia has submitted an exemptive relief application to applicable Canadian securities regulators related to the repurchase, which, if not granted may limit the number of shares that the Company is able to repurchase significantly from what it is able to repurchase in reliance on applicable U.S. law. If the exemption is not granted, Aurinia would not be able to repurchase in excess of 5% of its issued and outstanding common shares (being 7,230,888 Common Shares) without complying with an alternative process in Canada that may be more costly, time consuming or not available.
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
In the past, securities class action litigation has often been brought against a company following a decline in the market price of its securities. This risk is especially relevant for us because pharmaceutical companies have experienced significant share price volatility in recent years. We are and may become in the future the target of securities litigation. The outcome of litigation is necessarily uncertain, and we could be forced to expend significant resources in the defense of such suits, and we may not prevail. Monitoring and defending against legal actions is time-consuming for our management and detracts from our ability to fully focus our internal resources on our business activities. In addition, we may incur substantial legal fees and costs in connection with any such litigation. We have not established any reserves for any potential liability relating to any such potential lawsuits. It is possible that we could, in the future, incur judgments or enter into settlements of claims for monetary damages. We currently maintain insurance coverage for some of these potential liabilities. Other potential liabilities may not be covered by insurance, insurers may dispute coverage or the amount of insurance may not be enough to cover damages awarded. In addition, certain types of damages may not be covered by insurance, and insurance coverage for all or certain forms of liability may become unavailable or prohibitively expensive in the future. A decision adverse to our interests on one or more legal matters or litigation could result in the payment of substantial damages, or possibly fines, and could have a material adverse effect on our reputation, financial condition and results of operations.
Our ability to use our net operating loss carryforwards and tax credit carryforwards to offset future taxable income may be subject to certain limitations. We may also be subject to other potential tax consequences.

Under the provisions of the applicable tax legislation, our net operating loss and tax credit carryforwards are subject to review and possible adjustment by applicable tax regulatory authorities. In addition, proposed or actual changes to applicable tax legislation may significantly impact our ability to utilize our net operating losses and tax credit carryforwards to offset taxable income in the future. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. The amount of the annual limitation is determined based on the value of a company immediately prior to the ownership change. Subsequent ownership changes may further affect the limitation in future years. We may not be able to use some or all of our net operating loss and tax credit carryforwards, even if we attain profitability. Additionally, should an event occur that causes or is deemed to cause a change in the residency of Aurinia from Canada to the United States, for example, we may be subject to certain tax rules that could cause a deemed disposition of our assets for tax purposes. Should that occur, we may be subject to a material amount of tax owing, without corresponding revenue from any actual disposition of our assets. Our common shares could fall or may not increase.

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

Future issuances of debt and equity securities by us may cause the price of the common shares to fall.

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

We have never declared or paid any dividends on the common shares. While we historically have not paid cash dividends (in any currency) and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions. As a result, the return on an investment in common shares will likely depend upon any future appreciation in value, if any, and on a shareholder’s ability to sell common shares. The payment of future dividends, if any, will be reviewed periodically by our board of directors and will depend upon, among other things, conditions then existing including earnings, financial conditions, cash on hand, financial requirements to fund our commercial activities, development and growth, and other factors that our board of directors may consider appropriate in the circumstances.

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
Our business, results of operations, and future growth prospects could be materially and adversely affected by widespread health concerns, such as pandemics.
Widespread health concerns, in particular in the United States but also globally, can have evolving and uncertain impacts on our business. As a result of any widespread health concern, such as a pandemic, we have and may continue to experience disruptions that severely impact our business, commercialization and clinical trials, including:
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
h.limitations on employee resources that would otherwise be focused on the conduct of our commercial and promotional activities and clinical trials, including because of sickness of employees or their families or the desire of employees to avoid contact with large groups of people;
i.limited ability to access accounts and healthcare professionals, in person or at all, to provide medical information to promote our drug;
j.staffing shortages at healthcare professionals' offices that may limit the ability to administratively process prescriptions; and
k.reductions in patient visits to physicians and new patients might have limited access to prescribers.
Government and health authority intervention in the face of a widespread health concern may vary greatly in the various geographic regions in which we operate. The extent to which a widespread health concern may impact our business, commercialization, and clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread, business closures or business disruptions and the effectiveness of vaccinations and actions taken in Canada, the United States and other countries to contain and treat the disease. To the extent there is an impact from a widespread health concern on our business, it has not had, and we anticipate that it would continue to not have, a steady impact but instead an uneven impact on various aspects of our business and operations as the variants of the virus infect different parts of the geographic regions in which we operate at different times and to different degrees. While we are not able to compare our operational results to prior years to verify, as our sole commercial product was only approved during the COVID-19 pandemic, we believe that the COVID-19 pandemic has harmed our business and operations, in particular in relation to our ability to connect with, and promote LUPKYNIS to, health care professionals, which as a result has limited prescribing opportunities for LUPKYNIS.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity

Risk Management and Strategy
We maintain a cybersecurity risk management program and related policies and processes to identify, assess and manage material risks from cybersecurity threats.
Our Information Security Policy is designed to align with certain best practices, including the EU General Data Protection Regulation (GDPR). This policy promotes the management and execution of our information security framework for preserving the confidentiality, integrity, availability and privacy of our information assets, including by helping enable us to better oversee, monitor and identify certain risks related to the processing of information by authorized third-party service providers. We also have an Information Technology (IT) Steering Committee to help ensure security and compliance across our IT services. We have in the past, and may in the future, engage third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes.
During 2023, we refreshed our business continuity program to assess the resilience of our processes and systems against potential threats, including cyber-attacks. Our refreshed crisis management and business continuity program establishes crisis management instructions with a detailed plan for each business department outlining critical processes, internal and external dependencies and recovery strategies. In addition, routine information security training and updates are regularly rolled out to our employees, and we track certain metrics that we believe help ensure we have a strong security posture.
To date, cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company.

Governance
One of the key functions of our Board is informed oversight of our risk management process. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board, as well as through various standing committees of our Board that address risks inherent in their respective areas of oversight. The Board as a whole regularly (and no less than annually) reviews management's annual enterprise risk assessment, business continuity process and cybersecurity posture. Our Audit Committee is responsible for overseeing the management of risks associated with our financial reporting, accounting and auditing matters, as well as business related risks (such as leadership, continuity, cybersecurity and matters relating to our commercial activities), reviewing as required our processes around the management and monitoring of such risks, as well as conducting a risk assessment review. Our Audit Committee charter sets forth the responsibilities of the Audit Committee consistent with the rules and regulations of the applicable SEC and the Nasdaq rules, including reviewing the Company's approach to risk mitigation with respect to IT and cybersecurity. An information security update is provided quarterly, or as needed, to the Audit Committee, with a detailed review provided at least annually, or as needed.
In addition, our Chief Information Officer (CIO) is responsible for leading the assessment and management of cybersecurity risks. Our CIO has over 20 years of experience in information security and holds an MBA from The George B. Delaplaine School of Business and Economics. Our CIO regularly receives reports from our Head of IT Operations on cybersecurity threats and incidents, as applicable.

Item 2. Properties update
We lease approximately 4,375 square feet of space in Edmonton, Alberta, which is primarily our headquarters and is used for general and administrative purposes. We lease approximately 30,531 square feet of space in Rockville, Maryland, which serves as our commercial office and is used for marketing as well as general and administrative purposes. We believe that our existing facilities are adequate to meet our current needs, and that suitable additional or alternative spaces will be available in the future on commercially reasonable terms.
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
Holders of Record
As of February 12, 2024, there were approximately 110 registered holders of record of our common shares. The actual number of shareholders is greater than this number of registered holders of record, and includes shareholders who are beneficial owners, but whose shares are held in street name by brokers and other nominees.
Stock Performance Graph

The following graph shows the value of an investment of $100 from December 31, 2018 through December 31, 2023, in our common shares, the Nasdaq Biotechnology Index, and Nasdaq Composite Index. The historical share price performance of our common shares shown in the performance graph is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return 2018 to 2023
Among Aurinia Pharmaceuticals, Nasdaq Biotechnology Index, and the Nasdaq Composite Index
$400.00
$200.00
$—
12/31/2018
12/31/2019
12/31/2020
12/31/2021
12/31/2022
12/31/2023
AUPH
NASDAQ Biotechnology Index
Nasdaq Composite Index

		Cumulative Total Return Date Ended
	Ticker	December 31, 2018	December 31, 2019	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023
Aurinia Pharmaceuticals Inc.	AUPH	$100.00	$297.07	$202.79	$335.34	$63.34	$131.82
NASDAQ Biotechnology Index	^NBI	$100.00	$124.41	$156.36	$155.37	$138.42	$143.60
NASDAQ Composite Index	^IXIC	$100.00	$135.23	$194.24	$235.78	$157.74	$226.24

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
Recent Sales of Unregistered Securities
During the year ended December 31, 2023, we did not issue or sell any unregistered securities not previously disclosed in a Quarterly Report on Form 10-Q or in a Current Report on Form 8-K.
Dividends
While we historically have not paid cash dividends (in any currency) and do not have a current intention to pay cash dividends, we continually review our capital allocation strategies, including, among other things, payment of cash dividends, share repurchases and acquisitions. Any future determination regarding the declaration and payment of dividends or share repurchases, if any, will be at the discretion of our Board of Directors and will depend on then-existing conditions, including our financial condition, operating results, contractual restrictions, capital requirements, business prospects and other facts our Board of Directors may deem relevant.

Purchases of Equity Securities by the Issuer or Affiliated Purchasers
We did not repurchase any securities during the year ended December 31, 2023.
Item 6. Reserved.
Not applicable.
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
The following generally discusses 2023 and 2022 items and year-to-year comparisons between 2023 and 2022. Discussion of historical items and year-to-year comparisons between 2022 and 2021 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, filed with the SEC on February 28, 2023 and such comparisons are incorporated herein by reference.
Overview
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, we introduced LUPKYNIS (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN. We continue to conduct clinical and regulatory activities to support the LUPKYNIS development program. We contracted with Otsuka as a collaboration partner for development and commercialization of LUPKYNIS in the Otsuka Territories.
Effective February 14, 2024, the Company's Board of Directors elected to conclude its strategic review process and determined that it was in the best interest of the Company and its shareholders to undergo a restructuring. In principal, the corporate restructuring will involve the Company reaffirming its commitment to enhancing value and driving LUPKYNIS growth, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. As a result, the Company is ceasing future development efforts on AUR200 and its pre-clinical asset AUR300.
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
On September 15, 2022, the EC granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The approval triggered a $30.0 million milestone payment to us, which was recognized as collaboration revenue for the year ended December 31, 2022. On November 29, 2022 the Medicines and Healthcare products Regulatory Agency (MHRA) had granted marketing authorization of LUPKYNIS in Great Britain. On April 24, 2023, LUPKYNIS received regulatory approval in Switzerland. During the third quarter of 2023, the Company received notification that the pricing and reimbursement milestone was secured. As a result, this triggered a $10.0 million milestone which was recognized as collaboration revenue for the year ended December 31, 2023. On November 13, 2023, Otsuka filed a new drug application (NDA) for voclosporin for the treatment of lupus nephritis (LN) with the Japanese Ministry of Health, Labour, and Welfare for the manufacture and sale in Japan of voclosporin.
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
Product Revenues
In the United States (and territories), we sell LUPKYNIS primarily to specialty pharmacies and specialty distributors. These customers subsequently dispense LUPKYNIS to health care providers and patients. Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of December 31, 2023, we did not have any material adjustments to variable consideration estimates based on actual results.

License, Collaboration and Royalty Revenues
We enter into out-licensing agreements in which we license certain rights to LUPKYNIS to third parties. The terms of these arrangements typically include payment to us of one or more of the following: non-refundable, up-front license fees, development, regulatory and commercial milestone payments, payments for collaboration services we provide through our contract manufacturers, payments for manufacturing services and royalties on net sales of licensed products. Each of these payments results in license, collaboration and royalty revenues. Our main collaboration partnership is with Otsuka. In 2023 and 2022, we recognized $16.0 million and $30.6 million, respectively, in license, collaboration and royalty revenue from Otsuka.
Manufacturing Services Revenue: Our agreements may include manufacturing services to be performed by us on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, we recognize the transaction price allocated to these services as revenue either over time based on an appropriate measure of progress when the performance by us does not create an asset with an alternative use and we have an enforceable right to payment for the performance completed to date or at a point in time as the related performance obligations are satisfied. Certain agreements may include terms where we can partially bill for manufacturing services before the serves are provided, resulting in a deferred revenue which is to be recognized once the performance obligation is satisfied.
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

Results of Operations
Comparison of the Years Ended December 31, 2023 and 2022
The following table sets forth our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended December 31,
(in thousands)	2023	2022	Change
Revenue:
Product revenue, net	$158,533	$103,468	$55,065
License, collaboration and royalty revenue	16,980	30,562	(13,582)
Total revenue, net	175,513	134,030	41,483
Operating expenses
Cost of sales	14,148	5,664	8,484
Selling, general and administrative	195,036	196,371	(1,335)
Research and development	49,641	44,988	4,653
Other expense (income), net	8,379	(1,523)	9,902
Total cost of sales and operating expenses	267,204	245,500	21,704
Loss from operations	(91,691)	(111,470)	19,779
Interest expense	(2,775)	—	(2,775)
Interest income	16,997	5,118	11,879
Net loss before income taxes	(77,469)	(106,352)	28,883
Income tax expense	551	1,828	(1,277)
Net loss	$(78,020)	$(108,180)	$30,160
Total Revenue, net
Total net revenue was $175.5 million and $134.0 million for the years ended December 31, 2023 and 2022, respectively.
The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and license, collaboration and royalty revenue in Otsuka Territories. The percentage of total revenues, net from our main customers were as follows:

	2023	2022	2021
U.S. main commercial customers	91%	80%	100%
Collaboration partnership	8%	20%	—%
Product Revenue, net
Product Revenue, net was $158.5 million and $103.5 million for the years ended December 31, 2023 and 2022, respectively. The increase is primarily due to an increase of LUPKYNIS sales to our two main customers, driven predominantly by further penetration of the LN market.
The market penetration can be demonstrated, in part, by 1,791 additional prescriptions (which we generally refer to as patient start forms (PSFs)) received during the year ended December 31, 2023 compared to 1,650 PSFs received during the year ended December 31, 2022. Additionally, during the fourth quarter of 2023, the Company added approximately 101 new patients, which includes, restarts (patients coming back onto therapy who do not require PSF) and an estimate of new patients beginning therapy in the hospital channel. Patient restarts and estimated patients coming through the hospital channel are newly reported in the fourth quarter since they have achieved numerical significance for the first time. Lastly, our 12-month persistency rate has increased from approximately 50% at December 31, 2022 to approximately 55% at December 31, 2023. These factors have contributed to an increase in our patients on therapy with approximately 2,066 patients on LUPKYNIS therapy at December 31, 2023, compared with 1,525 at December 31, 2022.
License, Collaboration and Royalty Revenue
License, collaboration and royalty revenue was $17.0 million and $30.6 million for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, license, collaboration and royalty revenue included a $10.0 million pricing and reimbursement milestone in September 2023 and additional collaboration and manufacturing services revenue from Otsuka. For the year ended December 31, 2022, license, collaboration and royalty revenue was primarily due to the recognition of a $30.0 million regulatory milestone from Otsuka following the EC marketing authorization of LUPKYNIS in September 2022.
Cost of Sales
Cost of sales were $14.1 million and $5.7 million for the years ended December 31, 2023 and 2022, respectively. The increase is primarily due to an increase in sales of LUPKYNIS, coupled with the amortization of the monoplant finance right-of-use asset, which was placed into service in late June 2023.
Gross margin for the years ended December 31, 2023 and 2022 was approximately 92% and 96%, respectively.
Selling, General and Administrative Expenses
SG&A expenses decreased to $195.0 million for the year ended December 31, 2023 compared to $196.4 million for the year ended December 31, 2022. SG&A expenses consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	Change
Salaries, incentive pay and employee benefits	$82,768	$82,129	$639
Professional fees and services	51,161	58,759	(7,598)
Share-based compensation expense	36,511	28,438	8,073
Other public company costs, facility costs, insurance, information technology, amortization of property and equipment	13,315	15,826	(2,511)
Travel, trade shows and sponsorships	11,281	11,219	62
	$195,036	$196,371	$(1,335)
The primary drivers for the decrease in SG&A were a decrease of professional fees and services due to a reduction in expenses associated with corporate legal matters and insurance partially offset by an increase in share-based compensation expense.
We expense SG&A costs in the periods in which they are incurred. We anticipate continuing to incur significant expenses in SG&A to support the commercialization of LUPKYNIS.
Research and Development Expenses
R&D expenses increased to $49.6 million for the year ended December 31, 2023 compared to $45.0 million for the year ended December 31, 2022. R&D expenses consisted of the following:

	Years Ended December 31,
(in thousands)	2023	2022	Change
Contract research organizations (CRO) and developmental expenses	$17,858	$18,451	$(593)
Clinical supply and distribution	9,104	8,614	490
Salaries, incentive pay and employee benefits	14,546	14,034	512
Share-based compensation expense	7,533	3,271	4,262
Travel, insurance, patent annuity fees, legal fees and other	600	618	(18)
	$49,641	$44,988	$4,653
The primary driver for the increase in R&D expenses was due to the increase in share-based compensation expense.
We spent approximately $17.4 million and $13.5 million on early stage pre-clinical research programs in the years ended December 31, 2023 and 2022, respectively. The spend does not include internal resource expenses as we currently do not track these for early stage research programs, prior to IND. The increase in spend on our pre-clinical research programs was offset by a decrease in spend associated with clinical voclosporin associated studies.

We expect our R&D expenses will decrease going forward as we cease future development on AUR200 and AUR300 and focus our efforts on the development of voclosporin and our FDA post-approval obligations for LUPKYNIS. We are unable to determine the duration and completion costs of our R&D projects.
Other Expense (Income), Net

Other expense (income), net was $8.4 million for the year ended December 31, 2023 compared to other income of $(1.5) million for the year ended December 31, 2022. The primary drivers for other expense for the year ended 2023 were expenses related to shareholder matters and the foreign exchange loss related to the revaluation of the monoplant finance lease liability, which commenced in June 2023 and is denominated in CHF.

Interest Income

Interest income was $17.0 million for the year ended December 31, 2023 compared to $5.1 million for the year ended December 31, 2022. The increase was mainly due to higher yields on our investments as a result of higher interest rates.

Liquidity and Capital Resources
As of December 31, 2023, we had cash, cash equivalents and restricted cash of $48.9 million and investments of $301.8 million compared to cash, cash equivalents and restricted cash of $94.2 million and short-term investments of $295.2 million at December 31, 2022. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of December 31, 2023 and 2022, we had working capital of $347.6 million and $396.4 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post approval commitments of our approved drug, LUPKYNIS. Taking into consideration the cash, cash equivalents and restricted cash and investments as of December 31, 2023, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, such as our FDA related post-approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our LUPKYNIS (voclosporin) related R&D programs and funding our working capital obligations for at least the next few years.

The following table summarizes our cash flows for December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Net cash (used in) provided by:
Operating activities	$(33,461)	$(79,529)	$(157,692)
Investing activities	(6,706)	(60,632)	(103,870)
Financing activities	(5,130)	2,433	221,112
Net change in cash and cash equivalents	$(45,297)	$(137,728)	$(40,450)

Cash Flows from Operating Activities
Net cash used in operating activities for the year ended December 31, 2023 was $33.5 million, compared to $79.5 million, for the year ended December 31, 2022. The decrease is primarily due to an increase in cash receipts from sales of LUPKYNIS. See "Total Revenue, net" above for further discussion regarding our increased sales of LUPKYNIS.
Cash Flows from Investing Activities
Net cash used in investing activities for the year ended December 31, 2023 was $6.7 million compared to $60.6 million for the year ended December 31, 2022. The decrease was primarily due to the timing of purchases of investments and capital payment for the monoplant, offset by proceeds of maturities of investments.
Cash Flows from Financing Activities
Cash used in financing activities for the year ended December 31, 2023 was $5.1 million compared to cash provided by financing activities of $2.4 million for the year ended December 31, 2022. The change is primarily due to the quarterly lease payments for our monoplant finance lease, which commenced during the second quarter of 2023.
A discussion of changes in our cash flow from the year ended December 31, 2021 to the year ended December 31, 2022 can be found in Part II, Item 7, "Management's Discussion and Analysis of Financial Conditions and Results of Operations" of the 2022 Form 10-K.
November 2021 ATM facility
In November 2021, we entered into an Open Market Sale Agreement under which we issued 10.2 million common shares, resulting in net proceeds of $196.7 million through December 31, 2021. There were no sales subsequent to December 31, 2021. In February 2022, we terminated the Open Market Sale Agreement and no further sales occurred.
We intend to use the net proceeds to fund our operations, which include, but are not limited to, commercial activities, including our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancing our R&D programs and funding our working capital obligations.

Material Cash Requirements
As of December 31, 2023, our material short-term cash requirements are approximately $170.0 million. We anticipate our long-term cash requirements to be approximately $134.0 million, which does not include per annum requirements related to human capital, insurance and government payor rebates, each of which we anticipate to fluctuate based on future requirements (those per annum amounts, calculated on a short-term cash requirement basis, amount to approximately $116.0 million). These short and long-term cash requirement estimates are all based on our current operating plans and strategies, and could fluctuate if our plans were to change.
Our material cash requirements include the following:
•short-term per annum expenses for human capital (which includes estimates for personnel headcount, performance bonuses, salaries, benefits and commissions);
•payor and government rebates and co-payment programs;
•marketing and promotional services;
•corporate insurance premiums;

•cash requirements related to R&D projects, clinical trials and post-approval related studies and support;
•short-term and long-term lease liabilities included on our consolidated balance sheet or Note 15, Leases for further details;
•deferred compensation arrangements included on our consolidated balance sheet or Note 14, Deferred Compensation and Other Non-Current Liabilities for further details;
•severance costs and potential contract termination costs related to our restructuring program; and
•purchases for inventory and production costs to support our commercial and clinical product supply requirements, as well as capital expenditures. For further details see Note 13, Commitments and Contingencies.

There are several factors that we believe could impact our future cash requirements, including:
•the amount of revenue received from commercial sales of LUPKYNIS, from our licensing partners;
•the scope, rate of progress, results and costs of our clinical trials and other related regulatory requirements and activities;
•our ability to establish and maintain strategic collaborations, licensing or other arrangements and the financial terms of such agreements;
•the expenses needed to attract and retain skilled personnel as well as any other personnel changes that we may implement;
•the timing of our restructuring program and our ability to execute successfully on the restructuring; and
•the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing possible patent claims, including litigation costs and the outcome of any such litigation.

Item 7A. Quantitative and Qualitative Disclosures about Market Risks
Our activities can expose us to market risks which include interest rate risk, foreign currency risk, inflation risk and credit risk. Risk management is carried out by management under policies approved by our Board of Directors. Our overall risk management program seeks to minimize adverse effects on our financial performance.
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of December 31, 2023 our investment portfolio includes cash, cash equivalents and restricted cash and investments of $350.7 million that earn interest at market rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S government agencies as well as corporate debt securities. As of December 31, 2023, these instruments have a weighted average remaining maturity of 7 months.
As of December 31, 2023, a hypothetical annual change of 100 basis points on the interest rates of our $301.8 million investments would result in approximately a $3.0 million fluctuation of interest income in our portfolio.
Accounts receivable, accounts payable and accrued liabilities bear no interest. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.
Foreign Currency Risk
We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Swiss Franc, Canadian dollar and Great British Pound, which could affect our operating and financial results.
As of December 31, 2023, we had a $90.1 million finance lease liability on our balance sheet related to the monoplant. An assumed 10% fluctuation in the Swiss Franc compared to the U.S. dollar would have an approximate $9.0 million fluctuation in the valuation of the lease liability.
As of December 31, 2023, we had approximately $1.9 million of foreign denominated third-party payables included in the Company's accounts payable and accrued liabilities balance. An assumed 10% fluctuation in the exchange rates would have an approximate $0.2 million fluctuation in the amounts due.
There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of December 31, 2023.
Inflation Risk
Inflation has continued to increase during 2023 and is expected to continue to be a risk. Inflation generally affects us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. In addition, our investment portfolio may experience the risk of realized losses on our investments if we were to sell before maturity due to the market volatility caused by increasing interest rates.
Credit Risk
Our exposure to credit risk generally consists of cash and cash equivalents, investments and accounts receivable. We place our cash and cash equivalents with highly rated financial institutions and invest the excess cash in highly rated investments. It is the Company's intent for these investments to have an overall rating of A-1, or higher, by Standard & Poor’s, or an equivalent rating by Moody’s or Fitch. Our investment policy limits investments to certain types of debt and money market instruments issued by institutions primarily with investment grade credit ratings and places restriction on maturities and concentrations by asset class and issuer. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity.

We are subject to credit risk in connection with our accounts receivable due from our two main U.S. commercial customers and collaboration partnership with Otsuka which accounted for the majority of our accounts receivable, net balances as of December 31, 2023. We monitor economic conditions and the creditworthiness of our customers. We regularly communicate with our customers regarding the status of receivable balances and have not experienced any issues with collectability. The timing between the recognition of revenue and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. In 2023, we did not recognize any allowance for doubtful accounts receivable related to credit risk for our customers or write any amounts off.

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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2023, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective at a reasonable assurance level.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2023.
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
During the quarter ended December 31, 2023, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
During the quarter ended December 31, 2023, no directors or Section 16 officers adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation
S-K.
Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2024 Annual Meeting of Shareholders (or amended Annual Report on Form 10-K) to be filed with the SEC by April 29, 2024 (our Future Filing) and is incorporated in this Annual Report by reference.
We have adopted a code of ethics for directors, officers (including our principal executive officer, principal financial officer and principal accounting officer) and employees, known as the Corporate Code of Ethics and Conduct. The Corporate Code of Ethics and Conduct is available on our website at http://www.auriniapharma.com under the Corporate Governance section of our Investors page. We will promptly disclose on our website (i) the nature of any amendment to the policy that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and (ii) the nature of any waiver, including an implicit waiver, from a provision of the policy that is granted to one of these specified individuals, the name of such person who is granted the waiver and the date of the waiver. Shareholders may request a free copy of the Corporate Code of Ethics and Conduct from c/o Aurinia Pharmaceuticals Inc., #140, 14315 - 118 Avenue Edmonton, Alberta T5L 4S6, Attn: Corporate Secretary.
The information on our website that we may refer to herein is not incorporated by reference into, and does not form any part of, this Annual Report.
Item 11. Executive Compensation
The information required by this Item will be set forth in the section headed “Executive Compensation” in our Future Filing and is incorporated in this Annual Report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item will be set forth in the section headed “Security Ownership of Certain Beneficial Owners and Management” in our Future Filing and is incorporated in this Annual Report by reference.
Information regarding our equity compensation plans will be set forth in the section headed “Executive Compensation” in our Future Filing and is incorporated in this Annual Report by reference.
Item 13. Certain Relationships and Related Transactions and Director Independence
The information required by this Item will be set forth in the section headed “Transactions With Related Persons” in our Future Filing and is incorporated in this Annual Report by reference.
Item 14. Principal Accountant Fees and Services
The information required by this Item will be set forth in the section headed “Appointment of Selection of Independent Registered Public Accounting Firm” in our Future Filing and is incorporated in this Annual Report by reference.

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

		Incorporation by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Amalgamation, as amended, as currently in effect	10-K	001-36421	3.1	02/24/21

3.2	Amended and Restated By-Law No. 2 amended as currently in effect	8-K	001-36421	3.2	04/27/21

4.1	Form of Common Shares Certificate of the Company	10-K	001-36421	4.1	02/24/21

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Description of the Registrant's Common Shares	10-K	001-36421	4.3	02/24/21

10.1+	Form of Indemnity Agreement between the Registrant and each of its Directors and Executive Officers	10-K	001-36421	10.1	02/24/21

10.2+	Form of Option Commitment under the Equity Incentive Plan	S-8	333-216447	99.2	03/03/2017

10.3+	Aurinia Pharmaceuticals Inc. Amended and Restated Equity Plan	S-8	333-257424	10.1	06/25/21

10.4+	Aurinia Pharmaceuticals Inc. 2021 Employee Share Purchase Plan	S-8	333-257424	10.2	06/25/21

10.5	Collaboration and Licensing Agreement between the Registrant and Otuska Pharmaceutical Co. Ltd. dated December 17, 2020	6-K	001-36421	99.2	12/30/20
10.6#	Manufacturing Services Agreement between the Registrant and Lonza Ltd. dated November 16, 2020	10-K	001-36421	10.5	02/24/21

10.7#	Collaboration & License Agreement between Aurinia Pharmaceuticals Inc. and Riptide Bioscience Inc. dated August 16, 2021	8-K	001-36421	99.1	08/17/21

10.8#	Lease agreement for space at 77 Upper Rock Circle, Rockville, MD between BOF II MD 77 Upper Rock LLC and Aurinia Pharma U.S. Inc. dated March 12, 2020	10-K	001-36421	10.6	02/24/21

10.9#	Cooperation Agreement, dated as of September 21, 2023, by and among MKT Capital Ltd., MKT Tactical Fund, SP, Antoine Khalife and Aurinia Pharmaceuticals Inc.	8-K	001-36421	10.1	09/21/23

10.10#	Softgel Commercial Supply Agreement between the Registrant and Catalent Pharma Solutions, LLC dated August 28, 2020	10-K	001-36421	10.9	02/24/21

10.11	Settlement Agreement among ILJIN Life Science Co. Ltd., Isotechnika Pharma Inc., and Aurinia Pharmaceuticals Inc., dated April 3, 2013	10-K	001-36421	10.10	02/24/21

10.12+#	Employment Agreement between Aurinia Pharma U.S., Inc. and Peter Greenleaf dated April 11, 2019	10-K	001-36421	10.11	02/24/21

10.13+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Max Donley dated July 15, 2019	10-K	001-36421	10.13	02/24/21

10.14+#	Employment Agreement between the Registrant and Michael Martin dated October 1, 2017	10-K	001-36421	10.15	02/24/21

10.15+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Joe Miller dated April 8, 2020	10-K	001-36421	10.16	02/24/21

10.16+#	Employment Agreement between the Registrant and Stephen Robertson dated September 29, 2020	10-K	001-36421	10.17	02/24/21

10.17+	Form of Inducement Grant Option Commitment	10-K	001-36421	10.20	02/24/21

10.18+#	Employment Agreement between Aurinia U.S. Pharma Inc., and Volker Knappertz, M.D., dated July 11, 2022	10-Q	001-36421	10.22	11/03/22

10.19+#	Employment Agreement between Aurinia U.S. Pharma Inc., and Scott Habig, dated June 27, 2022	10-Q	001-36421	10.23	11/03/22

10.20+#	Form of Inducement Restricted Stock Unit Award	10-K	001-36421	10.20	02/28/23

10.21+#	Form of Restricted Stock Unit Award under the Equity Incentive Plan	10-K	001-36421	10.21	02/28/23

21.1*	List of Subsidiaries of Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained in signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+*	Incentive Compensation Recoupment Policy

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

AURINIA PHARMACEUTICALS INC.

February 14, 2024	By:	/s/ Peter Greenleaf
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

Name	Title	Date

/s/ Peter Greenleaf	President, Chief Executive Officer, Director	February 14, 2024
Peter Greenleaf	(Principal Executive Officer)

/s/ Joseph Miller	Chief Financial Officer	February 14, 2024
Joseph Miller	(Principal Financial and Accounting Officer)

/s/ Brinda Balakrishnan	Director	February 14, 2024
Brinda Balakrishnan, M.D., Ph.D.

/s/ Jeffrey A. Bailey	Director	February 14, 2024
Jeffrey A. Bailey

/s/ Dr. Karen Smith	Director	February 14, 2024
Dr. Karen Smith

/s/ Dr. Robert T. Foster	Director	February 14, 2024
Dr. Robert T. Foster

/s/ David R.W. Jayne	Director	February 14, 2024
David R.W. Jayne, M.D., FRCP, FRCPE, FMedSci

/s/ Jill Leversage	Director	February 14, 2024
Jill Leversage

/s/ R. Hector MacKay-Dunn	Director	February 14, 2024
R. Hector MacKay-Dunn, J.D., Q.C.

/s/ Daniel Billen	Chairman	February 14, 2024
Daniel Billen, Ph.D.

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of Aurinia Pharmaceuticals Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aurinia Pharmaceuticals Inc. and its subsidiaries (together, the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations and comprehensive loss, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in *Internal Control – Integrated Framework* (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in *Internal Control – Integrated Framework* (2013) issued by the COSO.

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

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and

PricewaterhouseCoopers LLP
PwC Tower, 18 York Street, Suite 2500, Toronto, Ontario, Canada M5J 0B2
T: +1 416 863 1133, F: +1 416 365 8215, ca_toronto_18_york_fax@pwc.com

"PwC" refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants, Licensed Public Accountants

Toronto, Canada
February 14, 2024

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

	As of December 31,
(in thousands)	2023	2022
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$48,875	$94,172
Short-term investments	301,614	295,218
Accounts receivable, net	24,089	13,483
Inventories, net	39,705	24,752
Prepaid expenses	9,486	13,580
Other current assets	1,031	1,334
Total current assets	424,800	442,539

Non-current assets:
Long-term investments	201	—
Other non-current assets	1,517	13,339
Property and equipment, net	3,354	3,650
Acquired intellectual property and other intangible assets, net	4,977	6,425
Finance right-of-use asset, net	108,715	—
Operating right-of-use assets, net	4,498	4,907
Total assets	$548,062	$470,860

LIABILITIES
Current liabilities:
Accounts payable and accrued liabilities	54,389	39,990
Deferred revenue	4,813	3,148
Other current liabilities (of which $0.8 million in 2023 is due to a related party)	2,388	2,033
Finance lease liability	14,609	—
Operating lease liabilities	989	936
Total current liabilities	77,188	46,107

Non-current liabilities:
Finance lease liability	75,479	—
Operating lease liabilities	6,530	7,152
Deferred compensation and other non-current liabilities (of which $7.6 million in 2023 is due to a related party)	10,911	12,166
Total liabilities	170,108	65,425
Commitments and Contingencies (Note 13)
SHAREHOLDERS' EQUITY
Common shares - no par value, unlimited shares authorized, 143,833 and 142,268 shares issued and outstanding at December 31, 2023 and 2022, respectively	1,200,218	1,185,309
Additional paid-in capital	120,788	85,489
Accumulated other comprehensive loss	(730)	(1,061)
Accumulated deficit	(942,322)	(864,302)
Total shareholders' equity	377,954	405,435
Total liabilities and shareholders' equity	$548,062	$470,860
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	Years ended December 31,
(in thousands, except per share data)	2023	2022	2021
Revenue:
Product revenue, net	$158,533	$103,468	$45,488
License, collaboration and royalty revenue	16,980	30,562	117
Total revenue, net	175,513	134,030	45,605
Operating expenses
Cost of sales	14,148	5,664	1,091
Selling, general and administrative	195,036	196,371	173,536
Research and development	49,641	44,988	51,139
Other expense (income), net	8,379	(1,523)	574
Total cost of sales and operating expenses	267,204	245,500	226,340
Loss from operations	(91,691)	(111,470)	(180,735)
Interest expense	(2,775)	—	—
Interest income	16,997	5,118	529
Net loss before income taxes	(77,469)	(106,352)	(180,206)
Income tax expense	551	1,828	760
Net loss	(78,020)	(108,180)	(180,966)
Other comprehensive loss:
Unrealized gain (loss) on available-for-sale securities, net of tax of nil	331	(209)	(47)
Comprehensive loss	$(77,689)	$(108,389)	$(181,013)
Basic and diluted loss per share	$(0.54)	$(0.76)	$(1.40)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	143,236	141,915	129,369
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
(in thousands)	Shares	Amount
Balance - January 1, 2021	126,725	$944,328	$39,383	$(805)	$(575,156)	$407,750
Issuance of common shares upon public offerings, net of issuance costs	10,166	196,740	—	—	—	196,740
Exercise of warrants	1,434	2,102	(1,737)	—	—	365
Shares issued on exercise of stock options	3,238	33,073	(9,652)	—	—	23,421
Issuance of common shares in conjunction with ESPP program	37	808	(223)	—	—	585
Share-based compensation	—	—	31,243	—	—	31,243
Unrealized loss on available-for-sale securities, net	—	—	—	(47)	—	(47)
Net loss	—	—	—	—	(180,966)	(180,966)
Balance at December 31, 2021	141,600	$1,177,051	$59,014	$(852)	$(756,122)	$479,091
Shares issued on exercise of stock options and vesting of performance awards and restricted stock units	383	5,064	(4,543)	—	—	521
Issuance of common shares in conjunction with ESPP program	285	3,194	(1,282)	—	—	1,912
Share-based compensation	—	—	32,300	—	—	32,300
Unrealized loss on available-for-sale securities, net	—	—	—	(209)	—	(209)
Net loss	—	—	—	—	(108,180)	(108,180)
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Shares issued on exercise of stock options and vesting of restricted stock units	1,146	11,256	(8,209)	—	—	3,047
Issuance of common shares in conjunction with ESPP program	419	3,653	(1,803)	—	—	1,850
Share-based compensation	—	—	45,311	—	—	45,311
Unrealized loss on available-for-sale securities, net	—	—	—	331	—	331
Net loss	—	—	—	—	(78,020)	(78,020)
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years ended December 31,
(in thousands)	2023	2022	2021
Cash flows from operating activities:
Net loss	$(78,020)	$(108,180)	$(180,966)
Adjustments to reconcile consolidated net loss to net cash used in operating activities:
Depreciation and amortization	11,647	2,706	2,761
Net amortization of premiums and discounts on investments	(12,141)	(1,572)	660
Upfront license and milestone expense	—	—	10,000
Share-based compensation	45,311	32,300	31,243
Write-down of inventory	916	3,646	245
Foreign exchange on finance lease liability	5,949	—	—
Other, net	(1,515)	(1,612)	(2)
Net changes in operating assets and liabilities:
Accounts receivable, net	(10,606)	1,927	(15,415)
Inventories, net	(15,869)	(9,072)	(5,644)
Prepaid expenses and other current assets	4,399	(2,404)	(5,335)
Non-current operating assets	(16)	(363)	353
Accounts payable, accrued and other liabilities	13,394	699	4,076
Deferred revenue	3,763	3,048	—
Operating lease liabilities	(673)	(652)	332
Net cash used in operating activities	(33,461)	(79,529)	(157,692)
Cash flows from investing activities:
Proceeds from investments	529,376	464,316	354,427
Purchase of investments	(523,500)	(523,993)	(438,958)
Upfront lease payment	(11,864)	(663)	(11,838)
Upfront license payment	—	—	(6,000)
Purchase of long-lived assets and intangibles	(718)	(292)	(303)
Additions to internal use-software implementation costs	—	—	(1,198)
Net cash used in investing activities	(6,706)	(60,632)	(103,870)
Cash flows from financing activities:
Proceeds from issuance of common shares pursuant to Public Offering, net of issuance costs	—	—	196,740
Proceeds from exercise of stock options, employee share purchase plan and warrants	4,895	2,433	24,372
Finance lease payments	(10,025)	—	—
Net cash (used in) provided by financing activities	(5,130)	2,433	221,112
Net decrease in cash and cash equivalents during the year	(45,297)	(137,728)	(40,450)
Cash and cash equivalents, beginning of the year	94,172	231,900	272,350
Cash, cash equivalents and restricted cash, end of the year	$48,875	$94,172	$231,900

Supplemental cash flow information:
Cash paid for taxes	$(496)	$(1,979)	$(257)

Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash, cash equivalents	$48,755	$94,088	$231,643
Restricted cash	120	84	257
Total cash, cash equivalents and restricted cash	$48,875	$94,172	$231,900
The accompanying notes are an integral part of these consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Aurinia Pharmaceuticals Inc. (Aurinia or the Company) is a fully integrated biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first U.S. Food and Drug Administration (FDA) approved oral therapy for the treatment of adult patients with active lupus nephritis (LN) and continues to conduct clinical and regulatory activities to support the LUPKYNIS development program. Aurinia contracted with Otsuka Pharmaceutical Co., Ltd. (Otsuka) as a collaboration partner for development and commercialization of LUPKYNIS in the European Union (EU), Japan, as well as the United Kingdom, Russia, Switzerland, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the Otsuka Territories).
On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS to Otsuka. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland.
Effective February 14, 2024, the Company's Board of Directors elected to conclude its strategic review process and that it was in the best interest of the Company and its shareholders to undergo a restructuring. In principal, the corporate restructuring will involve the Company reaffirming its commitment to LUPKYNIS growth, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. As a result, the Company is ceasing future development efforts on AUR200 and its pre-clinical asset AUR300.
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
2. Summary of Significant Accounting Policies
Basis of presentation: The Company follows accounting standards established by the Financial Accounting Standards Board (FASB) to ensure consistent reporting of financial condition, results of operations, and cash flows. These consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (U.S. GAAP).
Principles of consolidation: These financial statements present the consolidated financial position of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated) as of December 31, 2023 and 2022, and the results of operations and cash flows for the three years ended December 31, 2023, 2022 and 2021. All intercompany accounts and transactions have been eliminated in consolidation.
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

Functional currency: The functional currency for the Company and all of its foreign subsidiaries is determined to be the U.S. dollar, therefore there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the consolidated statement of operations. All monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Non-monetary assets and liabilities (along with their related expenses) are translated at the rate of exchange in effect on the date assets were acquired. Monetary income and expense items are translated at the average foreign exchange rate for the period. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the consolidated statements of operations and comprehensive loss in other expense (income), net.
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
Concentration of credit risk: Financial instruments, which potentially subject the Company to significant concentrations of credit risk, consist primarily of cash, cash equivalents and restricted cash, investments and accounts receivable, net. The Company attempts to minimize the risks related to cash and cash equivalents and restricted cash and investments by investing in a range of financial instruments. The Company established guidelines related to credit ratings and maturities intended to safeguard principal balances, earn a return on investments and to maintain liquidity. The Company's investment portfolio is maintained in accordance with its investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. The Company does not enter into any investment transaction for trading or speculative purposes.
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
The Company is exposed to financial risk related to the fluctuation of foreign currency exchange rates which could have a material effect on its future operating results or cash flows. Foreign currency risk is the risk that variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Swiss Franc, Canadian Dollar and Great British Pound will affect the Company's operating and financial results. The Company holds the majority of its cash and cash equivalents in U.S. dollars and the majority of its expenses, including commercial and clinical trial costs are also denominated in U.S. dollars. The Company's monoplant finance lease is denominated in Swiss Francs. These foreign currency balances can result in fluctuations in foreign exchange gain or loss.
Major customers: The Company currently has two main customers for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and royalty, collaboration and manufacturing services revenue in Otsuka Territories. The percentages of total revenues, net from our main customers were as follows:

	2023	2022	2021
U.S. main commercial customers	91%	80%	100%
Collaboration partnership	8%	20%	—%
In late March 2022, the Company provided a nominal additional discount to both of its two main U.S. customers, applicable for the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand due to supply chain concerns. In December 2022, the Company extended the nominal discount to the end of 2024. Such discounts, or any future discounts, may result in reduced sales to these customers in subsequent periods and substantial fluctuations in our revenues from period to period. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically re-evaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses. The Company has had no historical write-offs related to our customers or receivables.
Accounts receivable, net: Accounts receivables are stated at their net realizable value. The Company's accounts receivable represents amounts primarily due to the Company from product sales and from its Otsuka collaboration agreement (Note 10). Sales and services that have not been invoiced as of the balance sheet date are recorded as unbilled accounts receivable. As of December 31, 2023 and December 31, 2022, accounts receivable, net were $24.1 million and $13.5 million, respectively. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. The Company's standard credit terms range from 30 to 45 days. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less.
The Company's estimates allowances using the current expected credit loss (CECL) model. Under the CECL model, the allowances reflect the net amount expected to be collected from the account receivables. The Company evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to the Company. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature of the Company's accounts receivable, it determined that an allowance for current expected credit losses was nil at December 31, 2023 and December 31, 2022.

Accounts receivables for the Company's U.S commercial customers are recorded net of estimates of variable consideration for which reserves are established and which result from discounts that are offered within contracts between us and two specialty pharmacies and one specialty distributor in the U.S. These reserves are recorded as a reduction of accounts receivable.
Cash and cash equivalents: The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents. Cash and cash equivalents consist primarily of operating accounts, money market funds and bank money market accounts, which are recorded at fair value. Cash and cash equivalents totaled $48.9 million and $94.2 million as of December 31, 2023 and December 31, 2022, respectively. The Company has invested its cash reserves mainly in short term U.S. dollar denominated, fixed rate, highly liquid and highly rated financial instruments such as treasury notes, banker acceptances, bank bonds, and term deposits.
Restricted cash: Restricted cash consists of the 2021 Employee Share Purchase Plan (ESPP) deposits of $120 thousand and $84 thousand as of December 31, 2023 and December 31, 2022, respectively. Refer to note 17 "Share-Based Compensation" for further details on the ESPP.
Investments: The Company classifies its debt securities as available-for-sale in accordance with the FASB Accounting Standards Codification (ASC) Topic 320, Investments — Debt Securities. Investments classified as available-for-sale are carried at fair value with unrealized gains or losses reported in other comprehensive loss within shareholders’ equity. Realized gains and losses on available-for-sale securities are recorded in other income (expense), net. The cost of securities sold is based on the specific-identification method. Interest income is accrued when earned and the amortization of premiums and accretion of discounts to maturity arising from acquisition is included in interest income on the consolidated statements of operations and comprehensive loss.

Intangible assets: Intangible assets are amortized on a straight-line basis over their useful lives using methods that correlate to the pattern in which the economic benefits are expected to be realized. The Company evaluates the estimated remaining useful life of its intangible assets and whether events or changes in circumstances warrant a revision to the remaining period of amortization. The carrying amounts of these assets are reviewed at least annually for impairment whenever events or changes in circumstances indicate that the carrying value of these assets may not be recoverable. Refer to the long-lived assets section below for impairment considerations.
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
Separately acquired intellectual property is shown at historical cost. The initial recognition of purchased intellectual property or a reacquired right is recognized as an intangible asset measured on the basis of the remaining contractual term of the related contract. If the terms of the contract giving rise to a reacquired right are favorable relative to the terms of current market transactions for the same or similar items, the difference is recognized as a gain or loss in the consolidated statements of operations and comprehensive loss. Purchased intellectual property and reacquired rights are capitalized and amortized on a straight-line basis in the consolidated statements of operations and comprehensive loss over periods ranging from 10 to 12 years.
Property and equipment: Property and equipment are recorded at cost and are depreciated using the straight-line method. Expenditures for additions are capitalized and leasehold improvements are amortized over the lesser of the expected lease term or the estimated useful life of the improvement. Expenditures for maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. The carrying amount of assets disposed of and the related accumulated depreciation are eliminated from the accounts in the year of disposal. Gains or losses from property and equipment disposals are recognized in the year of disposal.
Recoverability and impairment of long-lived assets: ASC Topic 360 requires long-lived assets, including definite-lived intangible assets, to be evaluated for impairment at least annually or when events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The judgments made related to the expected useful lives of long-lived assets, definitions of lease terms and the Company’s ability to realize undiscounted cash flows in excess of the carrying amounts of these assets are affected by factors such as the ongoing maintenance and improvements of the assets, changes in economic conditions, changes in usage or operating performance and other factors. If indicators are present, assets are grouped to the lowest level for which identifiable cash flows are largely independent of other asset groups and cash flows are estimated for each asset group over the remaining estimated life of each asset group. If the undiscounted cash flows estimated to be generated by the asset group are less than the asset’s carrying amount, impairment is recognized in the amount of excess of the carrying value over the fair value. The Company recorded no asset impairment charges during the years ended December 31, 2023, 2022 and 2021.
Leases: The Company assesses all contracts at inception to determine whether a lease exists. The Company’s leases are all classified either as operating or finance leases per ASC 842. The Company leases office space under operating leases that typically provide for the payment of minimum annual rentals and may include scheduled rent increases. The Company also entered into a manufacturing agreement that contained an embedded lease of a dedicated manufacturing facility that was accounted for as a finance lease when the lease commencement began (see Note 15).
The Company made an accounting policy election to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component. Leases with an initial term of 12 months or less are not recorded on the Company's consolidated balance sheets and to recognize those lease payments on a straight-line basis in its consolidated statements of operations and comprehensive loss. Fixed costs associated with these arrangements are disclosed in Note 15 of the financial statements.
Operating and finance lease ROU assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company used the incremental borrowing rate for all of its leases, as the implicit interest rate was not readily determinable. In determining the Company’s incremental borrowing rate of each lease, the Company considered recent rates on secured borrowings, observable risk-free interest rates and credit spreads correlating to the Company's creditworthiness, the impact of collateralization and the term of each of the Company's lease agreements. The lease terms range from 12 to 128 months.
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
The Company is required to use judgment to determine the most appropriate model to measure the deferred compensation liability and is required to use significant judgment and estimates in determining the inputs into the model. The royalty rates applied to the net revenue are dependent on the type of net revenue earned, which includes product sales and royalty revenue. There are multiple unobservable and inherently uncertain inputs. The determination of this deferred compensation is subject to significant judgments and estimates in determining the assumptions related to future net revenues and the determination of the discount rate for the net present value calculation. The net revenue estimate for the United States includes assumptions related to the number of patients being treated (including patients who initially start taking the product but subsequently discontinue), dosing adjustments, duration of treatment, timing of generics and competitors entering the market, market penetration and potential future use in new indications. Additional variables for ex-U.S. geographies include timing of approval in ex-U.S. territories, escalating royalty rates, net pricing, government payor coverage of the product, and market penetration. In determining the estimate for ex-U.S. revenues, the Company relies on forecasts provided by its collaboration partner.
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
Initially, these obligations are measured at the present value of expected future payments to be made in respect of services provided by employees up to the end of the reporting periods. Subsequent re-measurements as a result of performance obligations met by the Company or changes in assumptions are recognized in the consolidated statement of operations and comprehensive loss.
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
Product Revenues
In the United States (and territories), the Company sells LUPKYNIS primarily to a limited number of specialty pharmacies and specialty distributors. These customers subsequently resell LUPKYNIS to health care providers and patients. Revenues from product sales are recognized when the customer obtains control of the Company's product, which typically occurs upon delivery to the customer.
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
The Company estimates of reserves established for variable consideration are calculated based upon utilizing the expected value method. The transaction price, which includes variable consideration reflecting the impact of discounts and allowances, may be subject to constraint and is included in the net sales price only to the extent that it is probable that a significant reversal of the amount of the cumulative revenues recognized will not occur in a future period. Amounts related to such items are estimated at contract inception and updated at the end of each reporting period as addition information becomes available.
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to our customers that has not yet been dispensed. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of December 31, 2023, the Company did not have any material adjustments to variable consideration estimates based on actual results.
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
Supply of Drug Substance and Semi-finished Goods: The Company also has agreements with its partners that include options related to the promise for future supply of drug substance or drug product for either clinical development or commercial supply at the licensee’s discretion. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded as product sales when the licensee obtains control of the goods, which is typically upon delivery. Certain agreements include terms where the Company can partially bill for drug substance used before the manufacturing cycle is complete, resulting in a deferred revenue which is to be recognized once delivery occurs.
License, Collaboration and Royalty Revenue
The Company enters into out-licensing agreements that are within the scope of ASC 606, under which it licenses certain rights to LUPKYNIS to third parties. The terms of these arrangements typically include payment to the Company of one or more of the following: non-refundable, up-front license fees; development, regulatory and commercial milestone payments, payments for manufacturing supply services the Company provides through its contract manufacturers, and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues.
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
Manufacturing Services Revenue: The Company’s agreements may include manufacturing services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue. The revenue is recognized either over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date; or at a point in time as the related performance obligations are satisfied. Certain agreements may include terms where the Company can partially bill for manufacturing services before the serves are provided, resulting in a deferred revenue which is to be recognized once the performance obligation is satisfied.
Royalty Revenue: For arrangements that include sales-based royalties, revenue is recognized when the underlying product sales have occurred. Revenue is recorded based on estimated quarterly net sales reports provided by our partner. Differences between actual results and estimated amounts are adjusted in the period in which they become known, which typically follows the quarterly period in which the estimate is made. Sales-based milestone payments are recognized in the period once the milestone objectives have been achieved.
Other Services Revenue: The Company’s agreements may include R&D or other services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue either over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date or at a point in time as the related performance obligations are satisfied.
Costs to obtain a contract
As the majority of our contracts are short-term in nature, sales commissions are generally expensed when incurred as the amortization period would have been less than one year. These costs are recorded within SG&A.
Cost of sales: Cost of sales consists primarily of cost of inventories for LUPKYNIS and semi-finished product, which mainly includes third party manufacturing costs, transportation, storage, insurance and allocated internal labor. Cost of sales also includes costs related to collaboration revenues.
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
R&D expenses for the years ended December 31, 2023, 2022 and 2021, were $49.6 million, $45.0 million and $51.1 million, respectively, and are included in total cost of sales and operating expenses on the accompanying consolidated statements of operations and comprehensive loss.
Selling, general and administrative (SG&A) expenses: The Company's SG&A expenses include commercial and allocated administrative cost of salaries, share-based compensation expenses, payroll taxes and other employee benefits, corporate facility charges and external costs required to support the marketing and sales of LUPKYNIS. These SG&A costs include corporate facility operating expenses and allocated depreciation; commercial, marketing, advertising, pharmacovigilance, publications, tradeshows, advisory boards, samples and operations in support of LUPKYNIS; patient assistance program costs; human resources; finance, legal, information technology and support personnel expenses; and other corporate costs such as telecommunications, insurance, audit and government affairs. We expense SG&A expenses as they are incurred.

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

Advertising and marketing costs are expensed as incurred and included in SG&A. For the years ended December 31, 2023, 2022 and 2021, advertising and marketing costs totaled $15.4 million, $16.3 million and $15.4 million, respectively.

SG&A expenses for the years ended December 31, 2023, 2022 and 2021 were $195.0 million, $196.4 million and $173.5 million, respectively, and are included in total cost of sales and operating expenses on the accompanying consolidated statements of operations and comprehensive loss.
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

Recent accounting pronouncements
In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore, this ASU is not adopted in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore is not adopted in the current period. The Company does not expect this ASU to have a material impact on the consolidated financial statements.
In November 2021, the FASB issued ASU No. 2021-10, Government Assistance (Topic 832): Disclosures by Business Entities about Government Assistance, which requires business entities to make annual disclosures about transactions with a government (including government assistance) by analogizing to a grant or contribution accounting model. The required disclosures include the nature of the transaction, the entity's related accounting policy, the financial statement line items affected and the amounts reflected in the current period financial statements, as well as any significant terms and conditions. The guidance is effective for financial statements issued for annual periods beginning after December 15, 2021. The Company adopted the ASU effective January 1, 2022, with no material impact on the consolidated financial statements in 2022 and 2023.
In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which clarifies and simplifies certain aspects of the accounting for income taxes. The standard is effective for years beginning after December 15, 2020, and interim periods within annual periods beginning after December 15, 2020. The Company adopted the ASU effective January 1, 2021 with no material impact on the consolidated financial statements.
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

The following table summarizes the financial assets (cash, cash equivalents, restricted cash and investments) measured at fair value on a recurring basis:

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$48,875	$—	$—	$48,875
U.S. agency security	—	—	—	—
Corporate bond	—	33,781	—	33,781
Commercial paper	—	39,304	—	39,304
Treasury bill	—	122,806	—	122,806
Treasury bond	—	105,924	—	105,924
Total financial assets	$48,875	$301,815	$—	$350,690

	December 31, 2022
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency security	—	4,948	—	4,948
Corporate bond	—	104,080	—	104,080
Commercial paper	—	125,187	—	125,187
Treasury bill	—	12,282	—	12,282
Treasury bond	—	42,220	—	42,220
Yankee bond	—	6,501	—	6,501
Total financial assets	$94,172	$295,218	$—	$389,390
The Company's Level 1 instruments include cash, cash equivalents and restricted cash that are valued using quoted market prices. Aurinia estimates the fair values of our investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of the Company's investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. Additionally, at December 31, 2023 and December 31, 2022, the weighted average remaining contractual maturities of Aurinia's Level 2 investments were approximately 7 months for both periods. It is the Company's intent for these investments to have an overall rating of A-1, or higher, by Standard & Poor’s, or an equivalent rating by Moody’s or Fitch.

No credit loss allowance was recorded as of December 31, 2023 and December 31, 2022, as we do not believe the unrealized loss is a result of a credit loss due to the nature of our investments. We also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.

Refer to Note 4, “Cash, Cash Equivalents and Restricted Cash and Investments,” for the carrying amount and related unrealized gains (losses) by type of investment.

4. Cash, Cash Equivalents, Restricted Cash and Investments

As of December 31, 2023 and December 31, 2022, the Company had $350.7 million and $389.4 million, respectively, of cash, cash equivalents, restricted cash and investments, which are summarized below. As of December 31, 2023 and December 31, 2022, $301.8 million and $295.2 million the Company's investments, which are available-for-sale debt securities, are carried at fair market value.

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$48,875	$—	$—	$48,875
Corporate bond	33,576	4	—	33,580
Commercial paper	39,305	—	(1)	39,304
Treasury bill	122,757	49	—	122,806
Treasury bond	105,903	21	—	105,924
Total cash, cash equivalents, restricted cash and short-term investments	$350,416	$74	$(1)	$350,489
Total long-term investment corporate bond	200	1	—	201
Total cash, cash equivalents, restricted cash and investments	$350,616	$75	$(1)	$350,690

	December 31, 2022
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$94,172	$—	$—	$94,172
U.S. agency security	4,951	—	(3)	4,948
Corporate bond	104,174	—	(94)	104,080
Commercial paper	125,255	—	(68)	125,187
Treasury bill	12,290	—	(8)	12,282
Treasury bond	42,301	—	(81)	42,220
Yankee bond	6,503	—	(2)	6,501
Total cash, cash equivalents, restricted cash and short-term investments	$389,646	$—	$(256)	$389,390

As of December 31, 2023 and December 31, 2022, accrued interest receivable from the investments were $0.7 million and $1.1 million, respectively and recorded as other current assets on the consolidated balance sheets. As of December 31, 2023, December 31, 2022 and December 31, 2021 the Company had $331 thousand, $209 thousand and $47 thousand of net unrealized gains and losses on available-for-sale securities, respectively, which are included as a component of comprehensive loss on the consolidated statement of operations and comprehensive loss. Currently, the Company does not intend to sell the investments before recovery of their amortized cost basis, which may be maturity. Realized gains or losses were immaterial for the years ended December 31, 2023 and December 31, 2022.

The Company's short-term investments as of December 31, 2023 mature at various dates through November 2024 and the long-term investment matures in August 2025.

5. Inventories, net

Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories for LUPKYNIS mainly include third party manufacturing costs, transportation, storage, insurance and allocated internal labor. Due to the nature of the Company's supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers, and contract manufacturers.

The Company assesses recoverability of inventory at each reporting period to determine any write down to net realizable value resulting from excess or obsolete inventories. As of December 31, 2023 and December 31, 2022, Aurinia had recorded reserves of finished goods inventories of approximately $0.8 million and $3.9 million, respectively, which were primarily related to potential inventory obsolescence.

The components of inventories, net are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Raw materials	$1,746	$2,217
Work in process	37,376	21,059
Finished goods	583	1,476
Total inventories, net	$39,705	$24,752
6. Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	December 31, 2023	December 31, 2022
Prepaid assets	$6,892	$5,451
Prepaid deposits	1,345	6,330
Prepaid insurance	1,249	1,799
Total prepaid expenses	$9,486	$13,580

7. Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	Estimated Useful Life (in years)	December 31, 2023	December 31, 2022
Construction in progress	—	$—	$255
Leasehold improvements	Shorter of term of the lease or estimated useful life	3,243	2,978
Office equipment	5	631	645
Furniture	7	1,155	976
Computer equipment	3	235	251
		5,264	5,105
Less accumulated depreciation		(1,910)	(1,455)
Property and equipment, net		$3,354	$3,650
Depreciation expense for the years ended December 31, 2023, 2022 and 2021 was $606 thousand, $629 thousand and $663 thousand, respectively, which is recorded in operating expenses on the consolidated statements of operations and comprehensive loss.

8. Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	December 31, 2023
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	12	$1,847	$(1,297)	$550
Acquired intellectual property and reacquired rights	12	15,126	(10,737)	4,389
Internal-use software implementation costs	3	2,873	(2,835)	38
		$19,846	$(14,869)	$4,977

	December 31, 2022
(in thousands)	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	12	$1,569	$(1,262)	$307
Acquired intellectual property and reacquired rights	12	15,126	(9,838)	5,288
Internal-use software implementation costs	3	2,873	(2,043)	830
		$19,568	$(13,143)	$6,425
Amortization expense recognized by the Company related to intangible assets was $1.7 million, $2.1 million and $2.1 million for the years ended December 31, 2023, 2022 and 2021, respectively. Amortization expense as it relates to the amortization of acquired intellectual property and other intangible assets is recorded in operating expenses on the consolidated statements of operations and comprehensive loss. The estimated aggregate amortization expense for intangible assets over the next five fiscal years ending December 31, 2024 through December 31, 2028 is approximately $4.6 million.

9. Accounts payable and accrued liabilities
Accounts payable and accrued liabilities are as follows:

	December 31, 2023	December 31, 2022
Employee accruals	$22,486	$20,157
Commercial accruals	16,216	8,620
Accrued R&D projects	5,503	5,350
Trade payables	4,327	3,087
Other accrued liabilities	5,190	2,151
Income taxes payable	667	625
Total accounts payable and accrued liabilities	$54,389	$39,990

10. License and Collaboration Agreements
Otsuka Contract
On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka for the development and commercialization of LUPKYNIS in the Otsuka Territories.

As part of the agreement, the Company received an upfront cash payment of $50.0 million in 2020 for the license agreement and thereafter has received $40.0 million in regulatory and pricing approval milestones as detailed below. The Company has the potential to receive an additional $10.0 million milestone related to Japan regulatory approval. The Company provides semi-finished product of LUPKYNIS to Otsuka on a cost-plus basis, and will receive tiered royalties on future sales ranging from 10 to 20 percent (dependent on territory and achievement of sale thresholds) on net product sales by Otsuka, along with additional milestone payments based on the attainment of certain annual sales. In addition, certain collaboration services are to be provided to Otsuka on agreed upon rates.

In furtherance of the collaboration and license agreement with Otsuka mentioned above, on August 1, 2022, the Company entered into a commercial supply agreement with Otsuka, formalizing the terms to supply semi-finished goods of LUPKYNIS to Otsuka in the Otsuka Territories, including capacity sharing of the monoplant to provide manufacturing services.

On September 15, 2022, the European Commission (EC) granted marketing authorization of LUPKYNIS. The centralized marketing authorization is valid in all EU member states as well as in Iceland, Liechtenstein, Norway and Northern Ireland. The
approval triggered a $30.0 million milestone payment to the Company, which was recognized as collaboration revenue for the year ended December 31, 2022. On November 29, 2022 Aurinia announced that the Medicines and Healthcare Products Regulatory Agency (MHRA) had granted marketing authorization of LUPKYNIS in Great Britain. On April 24, 2023, LUPKYNIS received regulatory approval in Switzerland. The Company continues to progress with regulatory approval with Otsuka in the other Otsuka Territories.

During the third quarter of 2023, the Company received notification that the pricing and reimbursement milestone was secured. As a result, this triggered a $10.0 million milestone which was recognized as collaboration revenue in the quarter. On November 13, 2023, Otsuka filed a new drug application (NDA) for voclosporin for the treatment of lupus nephritis (LN) with the Japanese Ministry of Health, Labour, and Welfare for the manufacture and sale in Japan of voclosporin.

For the years ended December 31, 2023, December 31, 2022 and December 31, 2021 the Company recognized $6.0 million, $0.5 million and nil respectively, of additional collaboration revenue from services provided under the agreement.

Riptide License

On August 17, 2021, a license for AUR300 (M2 macrophage modulation via CD206 binding) was secured through a global licensing and research agreement with Riptide Bioscience, Inc. (Riptide), a private company. As part of the agreement, in 2021 the Company paid Riptide an upfront license fee of $6.0 million, which was expensed as research and development on the consolidated statements of operations and comprehensive loss. During the first quarter of 2022, Aurinia paid an additional $4.0 million to Riptide for the achievement of a onetime milestone, which was expensed as research and development on the consolidated statements of operations and comprehensive loss.

Effective February 14, 2024 the Company is ceasing future development of AUR300.
11. Segment Information and Geographic Data
As the operations comprise a single reporting segment, amounts disclosed in the consolidated financial statements represent those of the single reporting unit. Aurinia elected to disclose geographical revenue from customers based on geographical location of contracting entity (and where the related payment stream of the customer is located). The Company currently has two main customers for U.S. commercial sales of LUPKYNIS which accounted in total of approximately 51% and 40% and 45% and 35% of the Company's total revenues for the year ending December 31, 2023 and December 31, 2022, respectively. The company has a collaboration partnership with Otsuka for sales of semi-finished product and license, royalty and collaboration revenue in Otsuka Territories. The percentage of total revenues, net from our main customers were as follows:

	2023	2022	2021
U.S. main commercial customers	91%	80%	100%
Collaboration partnership	8%	20%	—%

Revenues by Geographic Location
The following geographic information reflects revenue, net of adjustments, based on customer location:

(in thousands)	2023	2022	2021
Revenue
United States	$157,958	$102,460	$45,488
Japan	17,555	31,481	—
Other	—	89	117
Total	$175,513	$134,030	$45,605
Long-lived Assets by Location
Long-lived assets by location consist of net property and equipment and right-of-use assets:

(in thousands)	December 31, 2023	December 31, 2022
Long-lived assets, net
Switzerland	$108,715	$—
United States	7,324	8,235
Canada	528	322
Total	$116,567	$8,557
The increase in Switzerland as of December 31, 2023 was due to the monoplant finance lease. For further discussion, refer to Note 15, "Leases".
12. Income Taxes
Income (losses) before income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows:

(in thousands)	2023	2022	2021
Canada	$(90,226)	$(112,359)	$(180,374)
Foreign	12,757	6,007	168
	$(77,469)	$(106,352)	$(180,206)
The components of income tax expense consisted of the following for the years ended December 31, 2023, 2022 and 2021:

(in thousands)	2023	2022	2021
Current:
Canada	$—	$—	$—
Foreign	551	1,828	760
	551	1,828	760
Deferred:
Canada	—	—	—
Foreign	—	—	—
Total deferred	—	—	—
Income tax expense (benefit)	$551	$1,828	$760

The Company's parent entity is located in Canada and therefore the Canadian statutory rate is utilized. The provision for income taxes varied from the income taxes provided based on the Canadian statutory rate of 24.6%, 26.7%, and 26.8% for the years ending December 31, 2023, 2022 and 2021, respectively. The decrease in the statutory rate is a result of the Company’s Canadian operations moving to primarily Alberta, which has a lower provincial rate. The Company's December 31, 2022 increase in tax expense is primarily driven by withholding tax payments paid, and such decrease for December 31, 2023 is due to such withholding tax payments not recurring during the year.

	2023	2022	2021
Canada statutory income tax benefit	24.6%	26.7%	26.8%
Effect of tax rates on foreign jurisdictions	0.6	0.3	—
Withholding taxes	(0.2)	(1.1)	—
Impact of future rates and tax rate changes	(15.6)	(0.1)	(0.1)
Foreign tax credit	0.2	1.1	—
Non-deductible share-based compensation	(13.8)	(8.1)	(4.5)
State income taxes	(0.9)	(0.1)	—
Change in valuation allowance	3.1	(21.5)	(21.8)
Scientific Research and Experimental Development (SRED) and Research Credits	1.3	1.1	0.3
Other	—	—	(1.1)
Effective tax rate	(0.7)%	(1.7)%	(0.4)%
The net deferred tax assets (liabilities) consisted of the following for the years ended December 31, 2023 and 2022:

(in thousands)	2023	2022
Deferred tax assets:
Net operating loss carry-forwards	$137,907	$141,020
Share issue costs	2,325	4,209
Lease liability	23,837	1,860
Intangible assets	1,479	1,400
Research credit carry-forwards	8,263	7,462
Capitalized research and development	—	1,663
Deferred compensation	2,384	3,391
Accruals	3,646	2,887
Other	2,688	2,427
Gross deferred tax assets	182,529	166,319
Valuation allowance	(161,898)	(164,514)
Total deferred tax assets	20,631	1,805
Deferred tax liabilities:
Right-of-use asset	(20,060)	(1,128)
Property and equipment and intangible assets	(571)	(677)
Total deferred tax liabilities	(20,631)	(1,805)
Net deferred tax assets (liabilities)	$—	$—

The Company’s valuation allowance decreased by net $2.6 million in 2023 as compared to 2022 as a result of the decrease in the deferred blended tax rate applied to Canada deferred tax balances offset by additional pre-tax losses which are not more likely than not to be realized.

The Company’s net deferred tax asset, including net operating loss carryforwards, are not more likely than not realizable as a result of the Company’s significant cumulative pre-tax losses.

As of December 31, 2023, the Company has $557.1 million of Canada gross net operating loss (NOL) carryforwards and approximately $6.5 million of Canada Investment Tax Credits and British Columbia Scientific Research and Experimental Development (SRED) with an expiration period of 2029 through 2043. The Company also has approximately $4.1 million of U.S. federal gross NOL carryforwards that carryforward indefinitely, although limited to eighty percent of taxable income annually, and research and development tax credits of $0.1 million with an expiration of 2043. The Company’s ability to utilize the U.S. federal and state tax attribute carryforwards to offset any taxable income or tax liability in certain taxable periods may be limited under Section 382/383 of the Internal Revenue Code.

Uncertain Income Tax Positions

The Company was under audit by the Comptroller of Maryland for years 2019 through 2021 and during the year was notified that the audit is now complete with no significant changes. The Company is currently under examination by the Canadian Revenue Agency for the years 2019, 2020 and 2021. The Company is subject to examination in the U.S., UK and Canada. In the UK, tax periods remain open from 2021 through 2023. In the U.S. and Canada, tax periods remain open from 2020 through 2023 and 2009 through 2023, respectively, due to the tax attribute carryforwards.
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
On April 15, 2022, a purported shareholder class action complaint, Ortmann v. Aurinia Pharmaceuticals, Inc. et al., case no. 1:22-cv-02185, was filed in the United States District Court for the Eastern District of New York (Eastern District of New York), naming us and certain of our officers as defendants. The lawsuit alleges that we made materially false and misleading statements regarding our financial guidance and commercial prospects in violation of certain federal securities laws. The plaintiff seeks unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 2, 2022, the case was transferred from the Eastern District of New York to the United States District Court for the District of Maryland. On February 20, 2023, the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. On May 22, 2023, the lead plaintiff filed its amended complaint. On October 20, 2023, we filed a motion to dismiss the amended complaint (the "Motion to Dismiss"). On December 8, 2023, the lead plaintiff filed its opposition to the Motion to Dismiss. On January 12, 2024, we filed our reply in support of the Motion to Dismiss. We intend to vigorously defend ourselves against this action.
Manufacturing Commitments
The Company has various manufacturing agreements to support our commercial and clinical product supply requirements.

We rely on Lonza, a third party manufacturer, to produce a portion of commercial and clinical quantities of our commercial and clinical drug substance requirements. We have firm orders with Lonza for future purchases of drug substance, with remaining total non-cancellable future commitments of approximately $11.0 million through 2024 of which $0.9 million was paid during 2023. If we terminate certain firm orders with Lonza without cause, we will be required to pay for drug substance scheduled for manufacture under our arrangement.

14. Deferred Compensation and Other Non-current Liabilities
The Company recorded other non-current liabilities of $10.9 million and $12.2 million as of December 31, 2023 and December 31, 2022, respectively. The balance as of December 31, 2023 and December 31, 2022 primarily included deferred compensation arrangements whereby certain executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company, for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. One of the former officers, Dr. Robert T. Foster, is considered a related party following his appointment to the Board of Directors on September 21, 2023. For further discussion, refer to Note 19, “Related Party”.
15. Leases
The Company has the following lease obligations:
Victoria, British Columbia
In December 2020, Aurinia entered into a lease for office space in Victoria, British Columbia. During September 2022, the fixed lease term ended on the Victoria lease and the Company exercised its right to enter into a short-term month to month lease, of which expenses were incurred in SG&A. On March 31, 2023, the Company terminated the Victoria lease.
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately 8 years and has an option to extend for two five-year periods after the 11 years has elapsed and has an option to terminate after seven years. During 2020, the Company received lease incentives for tenant leasehold improvements by the landlord in the amount of $2.3 million for the Maryland lease. The Company recorded the lease incentives as additions to the lease liability. The lease term commenced on March 12, 2020. When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at March 12, 2020. The incremental borrowing rate applied to the lease liability on March 12, 2020 was 5.2% based on the financial position of the Company, geographical region and term of lease. As of December 31, 2023, the Company had a right-of-use asset of $4.5 million and lease liability of $7.4 million included in the consolidated balance sheets. As of December 31, 2022, the Company had a right of use asset of $4.9 million and lease liability of $8.0 million included in the consolidated balance sheets.
Edmonton, Alberta
During October 2022, the Company entered into a long term lease in Edmonton for a total of 4,375 square feet of office space. The lease is for a six year term and has an option to renew after five years at prevailing market rates. The lease commenced on November 1, 2022 and the Company recorded the lease as an operating lease. The lease is not material to the Company's financial position.
For all operating leases, the Company incurs variable lease costs. These costs include operation and maintenance costs included in SG&A and are expensed as incurred. The variable lease costs are not material to the Company's financial position.
The operating lease costs for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 were approximately $0.8 million, $1.0 million and $1.0 million, respectively.
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

Following U.S. regulatory approval of LUPKYNIS in January 2021, the construction of the monoplant began. The Company has completed a capital expenditure payment program for the monoplant totaling approximately CHF 21.0 million. The first capital expenditure payment was made in February 2021 of $11.8 million (CHF 10.5 million) and was treated as an upfront lease payment and recorded under other non-current assets on consolidated balance sheets. The second payment of $11.9 million (CHF 10.5 million) became due when the facility fulfilled the required operational qualifications, which occurred during the second quarter of 2023. The Company now has the exclusive right to use the monoplant by paying a quarterly fixed facility fee.

The Company has determined that the monoplant arrangement will be accounted for as a finance lease under ASC 842. Under ASC 842, the lease term begins at the commencement date and is based on the noncancellable period for which a lessee has the right to use an underlying asset. Aurinia determined that the lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred during the three months ended June 30, 2023.

The Company, at lease inception, recorded an ROU asset of approximately $117.6 million and a corresponding lease liability of $94.1 million, which is the present value of the minimum lease payments beginning July 2023 and ending in 2030. The incremental borrowing rate applied to value the lease liability at inception is 6.19%, which was based on the financial position of the Company, geographical region and term of lease.

As of December 31, 2023 the ROU asset, net and corresponding lease liability balance were $108.7 million and $90.1 million, respectively. For the year ending December 31, 2023, ROU amortization related to the finance lease and interest expense was $8.9 million and $2.8 million, respectively. For the year ending December 31, 2023, approximately $5.9 million foreign exchange loss related to the revaluation of the monoplant finance lease liability was recorded in other expense (income) on the consolidated statements of operations and comprehensive loss. The monoplant finance lease commenced in June 2023 and is denominated in CHF.
The following table represents the weighted-average remaining lease term and discount rates for the Company's leases for the years ended December 31, 2023 and December 31, 2022:

	As of December 31, 2023		As of December 31, 2022
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	7.6	5.28%	8.7	5.3%
Finance lease	6.3	6.19%	—	—

Supplemental cash flow information related to leases for the years ended December 31, 2023, December 31, 2022 and December 31, 2021 are as follows:

(in thousands)	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$(10,025)	$—	$—
Operating cash flows from finance leases	$(2,311)	$—	$—
Operating cash flows from operating lease	$(1,080)	$(1,160)	$(646)
Initial recognition of operating lease right-of-use asset	$—	$57	$419

Supplemental disclosure of noncash transactions
Finance right-of-use asset obtained in exchange for lease obligations (monoplant)	$117,622	$—	$—
Finance lease liability arising from obtaining right-of-use assets (monoplant)	$94,140	$—	$—

Future maturities of lease liabilities as of December 31, 2023 are as follows:

(in thousands)	Finance Lease Payments	Operating Lease Payments
2024	$17,240	$1,114
2025	17,240	1,142
2026	17,240	1,170
2027	17,240	1,199
2028	17,240	1,228
Thereafter	21,551	3,302
Total lease payments	107,751	9,155
Less: imputed interest	(17,663)	(1,636)
Total	$90,088	$7,519

Beinheim

The Company has entered into an equipment and facility finance lease for a backup manufacturing encapsulation site in Beinheim, France that has not yet commenced and is therefore, not included in the above table. As part of the agreement, the Company expects to make payments of approximately $1.0 million prior to lease commencement and the future value of minimum lease payments will total approximately $0.1 million.
16. Shareholders' Equity
Common shares: The Company has authorized an unlimited number of common shares with no par value. As of December 31, 2023, 2022 and 2021, 143.8 million, 142.3 million and 141.6 million common shares, respectively, were issued and outstanding. Each common share entitles the holder to one vote on all matters submitted to a vote of the Company’s shareholders. Common shareholders are not entitled to receive dividends unless declared by the Company’s Board of Directors. Any future determination regarding the declaration and payment of dividends is expected to be declared and paid in the Company's functional currency, the U.S. dollar.
As discussed below from time to time, we intend to use the net proceeds from the sale of securities to fund our operations, which includes, but is not limited to, commercial activities, inventory costs, R&D programs, FDA related post approval commitments and funding our working capital obligations.
November 19, 2021 At-the-market (ATM) facility
On November 19, 2021 the Company entered into an Open Market Sale Agreement with Cantor Fitzgerald & Co. pursuant to which the Company may from time to time sell, through ATM offerings, common shares that would have an aggregate offering price of up to $250.0 million. Pursuant to this agreement the Company issued 10.2 million common shares at a weighted average price of $19.90 resulting in gross proceeds of $202.4 million as of December 31, 2021. The Company incurred share issue costs of approximately $5.6 million which included up to a 3% underwriting commission of $5.3 million and professional fees of $0.3 million directly related to the ATM.
On February 25, 2022, the Company gave notice to Cantor Fitzgerald & Co. to terminate the Open Market Sale Agreement. No further sales occurred under the Open Market Sale Agreement.
Warrants:
Warrant related to December 28, 2016 bought deal public offering: On December 28, 2016, the Company completed a $28.8 million Bought Deal public offering (2016 Public Offering). Under the terms of the 2016 Public Offering, each Unit consisted of one common share and one-half (0.50) of a common share purchase warrant (December 2016 Warrant). The Company issued 12.8 million Units at a subscription price per Unit of $2.25, exercisable for a period of five years from the date of issuance at an exercise price of $3.00. These December 2016 Warrants also met the scope exceptions provided in ASC 815, Derivatives and Hedging, as they were indexed to the Company’s own shares, and therefore were accounted for under ASC 505, Equity.
At initial recognition on December 28, 2016, the Company recorded warrants in the amount of $7.2 million based on the estimated fair value of the December 2016 Warrants with allocated share issuance costs of $655 thousand recognized as a reduction of equity.
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
There was no warrant activity during 2023 and 2022 . The warrant activity for 2021 is as follows:

Number of warrants (in thousands)
Balance at December 31, 2020	1,690
Warrants exercised	(1,684)
Warrants expired	(6)
Balance at December 31, 2021	—
17. Shared-Based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of then outstanding awards) and provides for grants of stock options, performance awards (PAs) and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares of which 419 thousand and 286 thousand were purchased during 2023 and 2022, respectively. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code (the Code) but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price.
During 2022, the Company modified the 2021 ESPP for the current and future offerings. The new ESPP terms shortened the plan from four (4) purchases over a 24 month offering period to two (2) purchases over a 12 month offering period. Additionally, the ESPP now contains a rollover mechanism; that is, if the stock price on the purchase date is less than the offering price (as that is determined under the 2021 ESPP), that offering is then canceled and any participants are rolled into the new 12 month offering period at the lower price. As a result of the modification, we recorded incremental expense during 2022 which was immaterial to the consolidated statements of operations and comprehensive loss.

In addition to stock options, PAs and RSUs granted under the Plan, the Company has granted certain stock options and RSUs as inducements material to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The inducements were granted outside of the Plan during 2023 and 2022.
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

The following table summarizes the number of stock options outstanding under the Plan for the years ended December 31, 2023.

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2022	13,295	$12.09	7.74	$21
Granted	760	$9.53
Exercised/released	(563)	$5.50
Cancelled/forfeited	(1,936)	$16.08
Outstanding at December 31, 2023	11,556	$10.63	7.03	$7,967
Options exercisable, December 31, 2023	9,422	$11.73
Vested and expected to vest, December 31, 2023	11,379	$11.55
The weighted average grant date fair value of stock options granted during the years ended December 31, 2023, 2022 and 2021 was $5.86, $6.52 and $7.34, respectively. The total fair value of options vested during the years ended December 31, 2023, 2022 and 2021 was $40.9 million, $49.2 million and $24.9 million, respectively.
Total intrinsic value of options exercised was $2.0 million, $0.9 million and $50.3 million for years ended December 31, 2023, 2022 and 2021, respectively.
In determining the fair value of the options granted, the Company uses the Black-Scholes option pricing model and reviews the following assumptions each reporting period:

Expected Term - Expected term (in years) is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. Based on the Company's historical expected lives data during 2023 and 2022, the expected life remained constant. The length of the expected life in 2023 is in line with historic data and what management expects in the future.

Volatility - The Company considers historical volatility of its common shares in estimating its future stock price volatility. The expected life is used to determine market volatility of the underlying stock. The change in the volatility in 2023 and 2022 was due to the Company's stock being more volatile. Given the growth of the Company, the expected life used to determine previous market volatility and comparable peer group reflects an appropriate estimate of future volatility.

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
The following weighted average assumptions were used to estimate the fair value of the options granted during the years ended December 31, 2023, 2022 and 2021:

	2023	2022	2021
Expected term (in years)	5 years	5 years	4 years
Volatility	71%	70%	66%
Risk-free interest rate	3.99%	2.06%	0.46%
Dividend yield	0.0%	0.0%	0.0%

Performance Awards and Restricted Stock Units

The Company has granted PAs and RSUs and intends to grant RSUs and PAs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs and PAs are fair valued based on the market price of our common shares on the date of the grant. The RSUs and PAs and inducement RSUs and PAs shall vest in three equal annual installments on the first, second and third anniversary of the grant date.

The following table summarizes the PA and RSU activity for the year ended December 31, 2023:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2022	1,980	$10.84
Granted	6,827	$9.03
Vested	(583)	$11.57
Forfeited	(417)	$9.33
Unvested balance, December 31, 2023	7,807	$9.29

The weighted-average grant date fair value of RSUs and PAs granted during the years December 31, 2023, 2022 and 2021 was $9.03, $11.16 and $14.42, respectively. Total intrinsic value of RSUs and PAs vested and released was $5.4 million, $2.9 million and nil for years ended December 31, 2023, 2022 and 2021, respectively.
Compensation Expense
Share-based compensation expense for the years ended December 31, 2023, 2022 and 2021 totaled approximately $45.3 million, $32.3 million and $31.2 million, respectively, as shown in the table below. Share-based compensation capitalized under inventories is recognized in cost of sales when the related product is expensed.

(in thousands)	2023	2022	2021
Research and development	$7,533	$3,271	$4,442
Selling, general and administrative	36,512	28,438	26,432
Capitalized under inventories	1,266	591	369
Share-based compensation expense	$45,311	$32,300	$31,243
Unrecognized Share-Based Compensation Expense and Weighted Average Remaining Amortization Period
As of December 31, 2023, the unrecognized share-based cost, and the estimated weighted-average amortization period, using the straight-line attribution method, was as follows (in thousands, except amortization period):

	Unrecognized share-based compensation expense	Weighted average remaining amortization period (in years)
Stock Options	$3,795
Restricted Stock Units and Performance Awards	25,956
ESPP	708
Total unrecognized share-based compensation expense	$30,459	1.3

18. Net Loss Per Common Share
Basic and diluted net loss per Common Share is computed by dividing net loss by the weighted average number of common shares outstanding. The numerator and denominator used in the calculation of basic and diluted net loss amounts per Common Share are as follows:

	2023	2022	2021
Net loss for the year	$(78,020)	$(108,180)	$(180,966)
Weighted average number of common shares outstanding	143,236	141,915	129,369
Net loss per common share (expressed in $ per share)	$(0.54)	$(0.76)	$(1.40)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	2023	2022	2021
Outstanding stock options	11,556	13,295	12,074
Unvested performance awards	921	—	64
Unvested restricted units	6,886	1,980	191
	19,363	15,275	12,329
19. Related Party
ILJIN SNT Co., Ltd (ILJIN) is considered to be a related party due to their equity ownership of over 5% as per their public filings. During 2023, 2022 and 2021, Aurinia paid $0.5 million, nil and $6.0 million, respectively, upon achievement of specific milestones. The amount payable to ILJIN is nil as of December 31, 2023 and 2022.
On September 21, 2023, the Company appointed Dr. Robert T. Foster to the Board of Directors. Dr. Foster is considered a related party since he is one of the former executive officers of the Company who, as of March 8, 2012 was provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations are contingent on the occurrence of uncertain future events. Dr. Foster was not a related party of the Company between his resignation from the Company in 2014, and his appointment to the Board of Directors on September 21, 2023. As of December 31, 2023, the Company had $0.8 million and $7.6 million of current and noncurrent liabilities related to Dr. Foster, respectively. From the time that Dr. Foster became a related party, the Company made a payment of $0.1 million to him for the deferred compensation.

20. Selected Quarterly Financial Information (unaudited)
The following condensed quarterly financial information is for the years December 31, 2023 and 2022:

(in thousands, except per share data)	March 31, 2023	June 30, 2023	September 30, 2023	December 31, 2023
Total revenue, net	$34,409	$41,494	$54,515	$45,095
Cost of sales and operating expenses	63,993	57,664	70,778	74,769
Loss from operations	(29,584)	(16,170)	(16,263)	(29,674)
Net loss	(26,206)	(11,492)	(13,447)	(26,875)
Basic and diluted loss per common share	$(0.18)	$(0.08)	$(0.09)	$(0.19)

	March 31, 2022	June 30, 2022	September 30, 2022	December 31, 2022
Total revenue	$21,625	$28,191	$55,779	$28,435
Operating expenses	59,507	64,180	65,278	56,535
Loss from operations	(37,882)	(35,989)	(9,499)	(28,100)
Net loss	(37,630)	(35,515)	(8,989)	(26,046)
Basic and diluted loss per common share	$(0.27)	$(0.25)	$(0.06)	$(0.18)
21. Subsequent Events
Effective February 14, 2024, the Board of Directors of Aurinia elected to conclude its strategic review process and to discontinue future development of AUR200 and AUR300 research and development programs and prioritize resource allocation. This will result in a one-time charge in the first quarter of 2024 of approximately $11 - $15 million. The charge will primarily be made up of severance costs, contract termination costs and other costs associated with terminating the programs. The Board also approved a share repurchase program of up to $150 million worth of the Company's common shares (each, a “common share”) (the maximum value of which is subject to receipt of regulatory approval in Canada).