Form 10-Q
period 2024-03-31
Aurinia Pharmaceuticals Inc.
filed 2024-05-02
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of May 1, 2024, the registrant had 143,019,365 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)	March 31, 2024	December 31, 2023
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$64,459	$48,875
Short-term investments	255,453	301,614
Accounts receivable, net	28,909	24,089
Inventories, net	39,761	39,705
Prepaid expenses	7,646	9,486
Other current assets	1,995	1,031
Total current assets	398,223	424,800
Non-current assets
Long-term investments	199	201
Other non-current assets	1,502	1,517
Property and equipment, net	3,198	3,354
Acquired intellectual property and other intangible assets, net	4,760	4,977
Finance right-of-use asset, net	104,358	108,715
Operating right-of-use assets, net	4,394	4,498
Total assets	$516,634	$548,062
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	50,270	54,389
Deferred revenue	4,909	4,813
Other current liabilities (of which $0.8 million in 2024 and 2023 is due to a related party, respectively)	1,150	2,388
Finance lease liability	13,724	14,609
Operating lease liabilities	999	989
Total current liabilities	71,052	77,188
Non-current liabilities
Finance lease liability	67,475	75,479
Operating lease liabilities	6,339	6,530
Deferred compensation and other non-current liabilities (of which $8.8 million in 2024 and $7.6 million in 2023 is due to a related party, respectively)	12,292	10,911
Total liabilities	157,158	170,108
Commitments and contingencies (Note 18)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 143,690 and 143,833 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	1,207,982	1,200,218
Additional paid-in capital	105,419	120,788
Accumulated other comprehensive loss	(854)	(730)
Accumulated deficit	(953,071)	(942,322)
Total shareholders' equity	359,476	377,954
Total liabilities and shareholders' equity	$516,634	$548,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended
	March 31,
	2024	2023
	(unaudited)
Revenue
Product revenue, net	$48,073	$34,337
License, collaboration and royalty revenue	2,230	72
Total revenue, net	50,303	34,409
Operating expenses
Cost of sales	7,752	421
Selling, general and administrative	47,695	50,124
Research and development	5,551	13,158
Restructuring expenses	6,683	—
Other (income) expense, net	(4,125)	290
Total cost of sales and operating expenses	63,556	63,993
Loss from operations	(13,253)	(29,584)
Interest expense	(1,283)	—
Interest income	4,526	3,814
Net loss before income taxes	(10,010)	(25,770)
Income tax expense	739	436
Net loss	(10,749)	(26,206)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities, net of tax of nil	(124)	73
Comprehensive loss	(10,873)	(26,133)
Basic and diluted loss per share	$(0.07)	$(0.18)
Weighted-average common shares outstanding used in computation of basic and diluted loss per share	144,013	142,641
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended March 31, 2024	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
Shares issued on exercise of stock options and vesting of restricted stock units	2,231	21,134	(21,106)	—	—	28
Shares repurchased and cancelled, inclusive of transaction costs	(2,374)	(13,370)	—	—	—	(13,370)
Share-based compensation	—	—	5,737	—	—	5,737
Unrealized loss on available-for-sale securities, net	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(10,749)	(10,749)
Balance at March 31, 2024	143,690	$1,207,982	$105,419	$(854)	$(953,071)	$359,476

	Common Shares
Three Months Ended March 31, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Shares issued on exercise of stock options and vesting of restricted stock units	761	7,710	(6,071)	—	—	1,639
Shared-based compensation	—	—	9,467	—	—	9,467
Unrealized gain on available-for-sale securities, net	—	—	—	73	—	73
Net loss	—	—	—	—	(26,206)	(26,206)
Balance at March 31, 2023	143,029	$1,193,019	$88,885	$(988)	$(890,508)	$390,408

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
(in thousands)	(unaudited)
Cash flows used in operating activities:
Net loss	$(10,749)	$(26,206)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	4,847	717
Net amortization of premiums and discounts on short-term investments	(3,206)	(2,611)
Share-based compensation expense	5,737	9,467
Foreign exchange on finance lease liability	(6,025)	—
Other, net	1,559	217
Net changes in operating assets and liabilities
Accounts receivable, net	(4,820)	(5,559)
Inventories, net	(56)	(6,993)
Prepaid expenses and other current assets	873	3,588
Non-current operating assets	17	(17)
Accounts payable, accrued and other liabilities	(6,594)	(4,117)
Operating lease liabilities	(181)	(156)
Net cash used in operating activities	(18,598)	(31,670)
Cash flows used in investing activities:
Purchase of investments	(121,260)	(142,397)
Proceeds from investments	170,505	167,766
Purchase of property and equipment	—	(347)
Capitalized patent costs	(12)	(162)
Net cash provided by investing activities	49,233	24,860
Cash flows from financing activities
Repurchase of common shares, net of transaction costs	(12,301)	—
Finance lease payments	(2,778)	—
Proceeds from exercise of stock options	28	1,639
Cash (used in) provided by financing activities	(15,051)	1,639
Net increase (decrease) in cash, cash equivalents and restricted cash	15,584	(5,171)
Cash, cash equivalents and restricted cash, beginning of period	48,875	94,172
Cash, cash equivalents and restricted cash, end of period	$64,459	$89,001

Supplemental cash flow information
Cash received for interest	$861	$1,595
Cash paid for income taxes	$—	$(1)

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$63,914	$88,327
Restricted cash	545	674
Total cash, cash equivalents and restricted cash	$64,459	$89,001
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
On February 15, 2024, the Company announced the conclusion of its strategic review process and actions designed to enhance shareholder value, including an exclusive focus on driving the commercial execution of the LUPKYNIS (voclosporin) business. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25%. The Company discontinued its AUR300 research and development program and is exploring alternative approaches for AUR200. The corporate restructuring involved the Company reaffirming its commitment to LUPKYNIS growth, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. For further discussion, refer to Note 19, Restructuring.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of March 31, 2024 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three months ended March 31, 2024 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation and operate in one segment.
These unaudited condensed consolidated financial statements are presented in U.S. dollars, which is the Company's and all of its foreign subsidiaries' functional currency. Therefore, there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statements of operations. All monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Non-monetary assets and liabilities (along with their related expenses) are translated at the rate of exchange in effect on the date assets were acquired. Monetary income and expense items are translated at the average foreign currency rate. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the consolidated statements of operations and recorded in other (income) expense, net.

Significant Accounting Policies
The Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Product Revenues
We sell LUPKYNIS (voclosporin) primarily to specialty pharmacies and specialty distributors and directly to our ex-U.S. partner Otsuka. These customers subsequently distribute the Company's products to patients and healthcare providers. Revenues from product sales are recognized when the customer obtains control of the Company's product, which typically occurs upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed to patients. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of March 31, 2024, the Company did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Major Customers: The Company currently has two main specialty pharmacies for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and royalty, collaboration and manufacturing services revenue in the Otsuka Territories. The percentages of total revenues, net from our main customers were as follows:

	Three months ended March 31,
	2024	2023
Two main specialty pharmacies	91%	99%
Collaboration partnership	7%	—%
In late March 2022, the Company provided a nominal additional discount to both of its two main U.S. specialty pharmacies, applicable for the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand due to supply chain concerns. In December 2022, the Company extended the nominal discount to the end of 2024. Such discounts, or any future discounts, may result in reduced sales to these customers in subsequent periods and substantial fluctuations in revenues from period to period. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically reevaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses. The Company has had no historical write-offs related to customers or receivables.
Accounts Receivable, net: Accounts receivable are stated at their net realizable value. The Company's accounts receivable primarily represent amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 12). As of March 31, 2024 and December 31, 2023, accounts receivable, net are $28.9 million and $24.1 million, respectively. The Company's standard credit terms range from 30 to 45 days. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. The Company estimates the allowances using the current expected credit loss, or CECL, model. Under the CECL model, the allowances reflect the net amount expected to be collected from the account receivables. Aurinia evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to the Company. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature of the Company's accounts receivable, it determined that an allowance for current expected credit losses was nil as of March 31, 2024 and December 31, 2023.
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
Restructuring Expenses: Restructuring expense consists primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. According to ASC 420, Exit or Disposal Cost Obligations, one-time employee severance and termination benefits are expensed at the date the entity notifies the employee of the plan, unless the employee must provide future service, in which case the benefits are expensed in the period when the service ends. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other benefits such as outplacement support services for a specified period of time.
Common Shares: The Company’s shares have no par value or stated value and therefore, upon repurchase or issuance of shares, all amounts related to the shares are recorded under common shares on the balance sheet. The value of common shares includes cash amounts paid or received for the shares and the fair value of equity awards and warrants. Amounts for common shares are offset by share issue costs or transactions costs associated with repurchases or equity offerings.
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
In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2023. This ASU does not have a material impact on the consolidated financial statements.
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
The following table summarizes the financial assets (cash, cash equivalents, restricted cash and investments) measured at fair value on a recurring basis:

	March 31, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$64,459	$—	$—	$64,459
Corporate bonds	—	23,745	—	23,745
Commercial paper	—	38,243	—	38,243
Treasury bills	—	134,974	—	134,974
Treasury bonds	—	58,690	—	58,690
Total financial assets	$64,459	$255,652	$—	$320,111

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$48,875	$—	$—	$48,875
Corporate bonds	—	33,781	—	33,781
Commercial paper	—	39,304	—	39,304
Treasury bills	—	122,806	—	122,806
Treasury bonds	—	105,924	—	105,924
Total financial assets	$48,875	$301,815	$—	$350,690
The Company's Level 1 instruments include cash, cash equivalents and restricted cash that are valued using quoted market prices. Aurinia estimates the fair values of investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of the Company's investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At March 31, 2024 and December 31, 2023, the weighted average remaining contractual maturities of Aurinia's Level 2 investments were approximately 6 months and 7 months, respectively. It is the Company's policy for these investments to have an overall rating of A-1, or higher, by Standard & Poor's, or an equivalent rating by Moody’s or Fitch.
No credit loss allowance was recorded as of March 31, 2024 and December 31, 2023, as the Company does not believe the unrealized loss is a result of a credit loss due to the nature of the investments. Aurinia also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.
Refer to Note 4, Cash, Cash Equivalents, Restricted Cash and Investments, for the carrying amount and related unrealized gains (losses) by type of investment.

4.    Cash, Cash Equivalents, Restricted Cash and Investments
As of March 31, 2024 and December 31, 2023, the Company had $320.1 million and $350.7 million, respectively of cash, cash equivalents, restricted cash and investments summarized below. As of March 31, 2024 and December 31, 2023, $255.7 million and $301.8 million were available-for-sale debt securities which are carried at fair market value.

	March 31, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$64,459	$—	$—	$64,459
Corporate bonds	23,547	—	(3)	23,544
Commercial paper	38,273	—	(30)	38,243
Treasury bills	134,984	—	(9)	134,975
Treasury bonds	58,697	—	(7)	58,690
Total cash, cash equivalents, restricted cash and short-term investments	319,960	—	(49)	319,911
Total long-term investment corporate bond	199	1	—	200
Total cash, cash equivalents, restricted cash and investments	$320,159	$1	$(49)	$320,111

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$48,875	$—	$—	$48,875
Corporate bonds	33,576	4	—	33,580
Commercial paper	39,305	—	(1)	39,304
Treasury bills	122,757	49	—	122,806
Treasury bonds	105,903	21	—	105,924
Total cash, cash equivalents, restricted cash and short-term investments	350,416	74	(1)	350,489
Total long-term investment corporate bond	200	1	—	201
Total cash, cash equivalents, restricted cash and investments	$350,616	$75	$(1)	$350,690

As of March 31, 2024 and December 31, 2023, accrued interest receivable from investments was $1.0 million and $0.7 million, respectively. During the three months ended March 31, 2024 and 2023, the Company had $(124) thousand and $73 thousand of unrealized losses and gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on investments at March 31, 2024, were temporary in nature. Realized gains or losses were immaterial during the three months ended March 31, 2024 and 2023.

The Company's short-term investments as of March 31, 2024 mature at various dates through November 2024 and the longer-term investment matures in August 2025.

5.    Inventories, net

Inventories are valued under a standard costing methodology on a first-in, first-out basis and are stated at the lower of cost or net realizable value. The Company capitalizes inventory costs related to products to be sold in the ordinary course of business. The Company makes a determination of capitalizing inventory costs for a product based on, among other factors, status of regulatory approval, information regarding safety, efficacy and expectations relating to commercial sales and recoverability of costs. Capitalized costs of inventories for LUPKYNIS (voclosporin) mainly include third party manufacturing costs, transportation, storage, insurance, and allocated internal labor. Due to the nature of the Company's supply chain process, inventory that is owned by the Company, is physically stored at third-party warehouses, logistics providers, and contract manufacturers.

The Company assesses recoverability of inventory each reporting period to determine any write-down to net realizable value resulting from excess or obsolete inventories. As of March 31, 2024 and December 31, 2023, Aurinia recorded reserves of finished goods inventories of approximately $0.5 million and $0.8 million, respectively, which were primarily related to potential inventory obsolescence.

The components of inventory, net are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Raw materials	$1,702	$1,746
Work in process	35,994	37,376
Finished goods, net of reserve	2,065	583
Total inventories, net	$39,761	$39,705

6.Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Prepaid assets	$4,707	$6,892
Prepaid deposits	2,376	1,345
Prepaid insurance	563	1,249
Total prepaid expenses	$7,646	$9,486

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	March 31, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,860	$(1,307)	$553
Acquired intellectual property and reacquired rights	15,126	(10,937)	4,189
Internal-use software implementation costs	2,873	(2,855)	18
	$19,859	$(15,099)	$4,760

	December 31, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,847	$(1,297)	$550
Acquired intellectual property and reacquired rights	15,126	(10,737)	4,389
Internal-use software implementation costs	2,873	(2,835)	38
	$19,846	$(14,869)	$4,977

Amortization expense for the three months ended March 31, 2024 and 2023 was approximately $0.2 million and $0.5 million, respectively.
8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Leasehold improvements	$3,243	$3,243
Office equipment	631	631
Furniture	1,155	1,155
Computer equipment	235	235
	5,264	5,264
Less accumulated depreciation	(2,066)	(1,910)
Property and equipment, net	$3,198	$3,354
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
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately seven years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of March 31, 2024, the Company had a right-of-use (ROU) asset of $4.4 million and lease liability of $7.2 million included in the condensed consolidated balance sheets. As of December 31, 2023, the Company had a right of use asset of $4.5 million and lease liability of $7.4 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability.
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
The operating lease costs for all leases for the three months ended March 31, 2024 and March 31, 2023 were $0.2 million for both periods.

Monoplant
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

As of March 31, 2024, the ROU asset, net and corresponding lease liability balance were $104.4 million and $81.2 million, respectively. As of December 31, 2023, the ROU asset, net and corresponding lease liability balance were $108.7 million and $90.1 million, respectively. For the three months ended March 31, 2024, ROU amortization was $4.4 million and interest expense was $1.3 million.
The following table represents the weighted-average remaining lease terms and discount rates as of March 31, 2024:

	As of March 31, 2024
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	7.4	5.28%
Finance lease	6.0	6.19%
Supplemental cash flow information related to leases are as follows:

	Three months ended March 31,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$(2,778)	$—
Operating cash flows from finance lease	$(1,370)	$—
Operating cash flows from operating leases	$(276)	$(263)

Supplemental disclosure of noncash transactions
Finance right-of-use asset obtained in exchange for lease obligations (monoplant)	$104,359	$—
Finance lease liability arising from obtaining right-of-use assets (monoplant)	$81,199	$—

Future maturities of lease liabilities as of March 31, 2024 are as follows:

(in thousands)	Finance Lease Payments	Operating Lease Payments
Remainder of 2024	$12,052	$838
2025	16,070	1,141
2026	16,070	1,169
2027	16,070	1,198
2028	16,070	1,227
Thereafter	20,087	3,303
Total lease payments	96,419	8,876
Less: imputed interest	(15,220)	(1,538)
Total	$81,199	$7,338

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
10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	March 31, 2024	December 31, 2023
Employee accruals	$11,412	$22,486
Commercial accruals	20,078	16,216
Accrued R&D projects	2,665	5,503
Trade payables	5,672	4,327
Restructuring accruals	2,070	—
Other accrued liabilities	6,965	5,190
Income taxes payable	1,408	667
Total accounts payable and accrued liabilities	$50,270	$54,389
As of March 31, 2024, liabilities related to restructuring costs of $2.1 million are included within accounts payable and accrued liabilities on the condensed consolidated balance sheets. Restructuring accruals primarily include employee severance and contract termination expenses.

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $12.3 million and $10.9 million as of March 31, 2024 and December 31, 2023, respectively. The balance as of March 31, 2024 and December 31, 2023 primarily included deferred compensation arrangements whereby certain former executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. One of the former officers, Dr. Robert T. Foster, is considered a related party following his appointment to the Board of Directors on September 21, 2023. For further discussion, refer to Note 17, Related Party Transactions.

12.License and Collaboration Agreements
Otsuka Contract

On December 17, 2020, the Company entered into a collaboration and license agreement with Otsuka for the development and commercialization of oral LUPKYNIS in the Otsuka Territories. For full description of the agreements the Company has entered into with Otsuka, please refer to the Annual Report on Form 10-K for the year ended December 31, 2023.

As part of the agreement, the Company received an upfront cash payment of $50.0 million in 2020 for the license agreement and has received $40.0 million in regulatory and pricing approval related milestones. The Company provides semi-finished product of LUPKYNIS to Otsuka on a cost-plus basis, sharing capacity of the monoplant and receives tiered royalties ranging from 10 to 20 percent (dependent on territory and achievement of sale thresholds) on net product sales by Otsuka, along with additional milestone payments based on the attainment of certain annual sales. In addition, certain collaboration services are to be provided to Otsuka on agreed upon rates.
On November 13, 2023, Otsuka filed a new drug application (NDA) for voclosporin for the treatment of lupus nephritis (LN) with the Japanese Ministry of Health, Labour, and Welfare for the manufacture and sale in Japan of voclosporin. The Company is eligible to receive a payment of $10 million upon approval in Japan, which is anticipated in the second half of 2024, along with low double-digit royalties on net sales once launched.
For the three months ended March 31, 2024 and March 31, 2023, the Company recognized $2.2 million and $0.1 million, respectively of license, collaboration and royalty revenue from services provided under the Otsuka agreement.

Riptide License
On August 17, 2021, AUR300 (M2 macrophage modulation via CD206 binding) was secured through a global licensing and research agreement with Riptide Bioscience, Inc. (Riptide), a private company. Effective February 14, 2024 the Company is ceasing future development of AUR300.
13.    Shareholder's Equity

On February 15, 2024, Aurinia announced that its Board of Directors had approved a share repurchase program of up to $150 million of common shares of the Company, affirming its confidence in the Company's growth prospects.

On February 29, 2024, Canadian securities regulators granted exemptive relief for the Company’s share repurchase program, authorizing the Company to purchase up to 15 percent of its issued and outstanding shares in any 12-month period for up to 36 months, including under the current program. This program may be implemented through open market or privately negotiated purchases, including under a plan intended to comply with the affirmative defense under Rule 10b5-1, Rule 10b-18 or an automatic securities purchase plan, an accelerated share repurchase program, or other mechanisms. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. The purchase price of any Common Shares will be determined in accordance with applicable U.S. securities laws and subject to receiving the Exemptive Relief, the value of the consideration offered per Common Share will not exceed the market price of the Common Shares calculated pursuant to applicable Canadian securities regulation.
As of March 31, 2024, the Company had repurchased approximately 2.4 million of Aurinia's common shares for $13.4 million (including transaction costs which consist of commissions and excise tax). The cost of repurchased shares are reported as a reduction in common stock and under Alberta law, the shares were cancelled and not reissued.
14.Net Loss per Common Share
Basic and diluted net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding. Since the Company was in a loss position for all periods presented, diluted net loss per share is the same as basic net loss per share. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended March 31,
(in thousands, except per share data)	2024	2023
Net loss	$(10,749)	$(26,206)
Weighted average common shares outstanding	144,013	142,641
Net loss per common share (expressed in $ per share)	$(0.07)	$(0.18)
The Company did not include the securities in the following table in the computation of the net loss per common share because the effect would have been anti-dilutive during each period:

	Three months ended March 31,
(in thousands)	2024	2023
Stock options	11,081	12,678
Unvested performance awards	1,503	921
Unvested restricted stock units	7,326	6,983
	19,910	20,582

15.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of then outstanding awards) and provides for grants of stock options, performance awards (PAs), and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price. As of March 31, 2024, 0.7 million shares were purchased under the ESPP.
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
The following weighted average assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2024 and March 31, 2023:

	2024	2023
Annualized volatility	77%	71%
Risk-free interest rate	4.04%	4.08%
Expected life of options in years	5.0 years	5.0 years
Estimated forfeiture rate	13.1%	12.7%
Dividend rate	0.0%	0.0%
Fair value per common share option	$4.62	$5.44
The following table summarizes the option award activity for the three months ended March 31, 2024:

	March 31, 2024
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2023	11,556	$10.63
Granted	63	7.12
Exercised	(6)	4.85
Forfeited or cancelled	(532)	11.62
Outstanding - March 31, 2024	11,081	$10.57
Restricted Stock Units and Performance Awards
The Company has granted RSUs and PAs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs and PAs are fair valued based on the previous business days' market price of common shares on the date of the grant.
The following table summarizes the RSU and PA activity for the three months ended March 31, 2024:

	March 31, 2024
	Number of shares (in thousands)	Weighted average fair value price $
Unvested balance, December 31, 2023	7,807	$9.29
Granted	4,491	6.94
Vested	(2,225)	9.48
Forfeited	(1,244)	9.12
Unvested balance, March 31, 2024	8,829	$8.07

Share-based Compensation Expense
The Company recognized share-based compensation expense for the three months ended March 31, 2024 and March 31, 2023 as follows:

	Three months ended March 31,
(in thousands)	2024	2023
Research and development	$(2,166)	$1,590
Selling, general and administrative	7,537	7,589
Capitalized under inventories	366	288
Share-based compensation expense	$5,737	$9,467
As of March 31, 2024, there was $40.4 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.6 years.

16.Income Taxes

The effective tax rates for the three months ended March 31, 2024 and March 31, 2023 differed from the federal statutory rate applied to losses before income taxes primarily as a result of the mix of income, losses and valuation allowances.

The Company recognized an income tax expense of approximately $739 thousand and $436 thousand for the three months ended March 31, 2024 and March 31, 2023, respectively. The expense recognized for these periods is a result of income in certain jurisdictions. This tax expense was not offset by a tax benefit as the Company had losses that are fully offset by a valuation allowance in its significant jurisdictions.
17.Related Party Transactions
On September 21, 2023, the Company appointed Dr. Robert T. Foster to the Board of Directors. Dr. Foster is considered a related party since he is one of the former executive officers of the Company who, as of March 8, 2012 was provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations are contingent on the occurrence of uncertain future events. Dr. Foster was not a related party of the Company between his resignation from the Company in 2014, and his appointment to the Board of Directors on September 21, 2023. As of March 31, 2024, the Company had $0.8 million and $8.8 million of current and non-current liabilities related to Dr. Foster, respectively. As of December 31, 2023, the Company had $0.8 million and $7.6 million of current and non-current liabilities related to Dr. Foster, respectively. As of March 31, 2024 and December 31, 2023 the Company had made payments of $0.1 million to him for each period as a related party for the deferred compensation.
18.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. The Company's material commitments and contingencies have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

19.Restructuring
On February 15, 2024, the Company announced the conclusion of its strategic review process and actions designed to enhance shareholder value, including an exclusive focus on driving the commercial execution of the LUPKYNIS (voclosporin) business. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25%. The Company discontinued its AUR300 research and development program and is exploring alternative approaches for AUR200. The corporate restructuring involved the Company reaffirming its commitment to LUPKYNIS growth ensuring product quality and patient safety, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. The Company also announced it plans to reduce employee headcount by at least 25% by the end of the first quarter of 2024.
As of March 31, 2024, the restructuring expenses recorded by the Company were as follows:

(in thousands)
Three months ended March 31, 2024
Employee severance and one time benefits	$5,207
Contract terminations	919
Other costs	557
Total	$6,683
During the first quarter of 2024, restructuring expenses of approximately $6.7 million were recorded in connection with this program and are included within operating expenses on the condensed consolidated statements of operations and comprehensive loss.
20.Subsequent Events
From April 1, 2024 through April 30, 2024 the Company has repurchased approximately 1.0 million of additional Aurinia common shares for $5.2 million (including transaction costs). The cost of repurchased shares will be reported as a reduction in common stock and subsequently canceled.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act), which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our estimate, based on our patient-specific estimated glomerular filtration rate (eGFR) dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, that we expect our average annualized net realizable revenue per patient to be approximately $70,000 to $75,000; our belief that we have sufficient financial resources to fund our current plans for at least the next few years; our potential to receive certain payments and royalties under our agreement with Otsuka Pharmaceuticals Co. Ltd., or Otsuka. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third-party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next few years; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; assumptions relating to the capital required to fund operations for the next few years; assumptions relating to the progress of our pre-clinical activities that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 15, 2024 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
Overview
Aurinia is a fully integrated biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, we introduced LUPKYNIS (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active LN. We continue to conduct clinical and regulatory activities to support the LUPKYNIS development program. We contracted with Otsuka as a collaboration partner for the development and commercialization of LUPKYNIS in the Otsuka Territories.
On February 15, 2024, the Company announced the conclusion of its strategic review process and actions designed to enhance shareholder value, including an exclusive focus on driving the commercial execution of the LUPKYNIS business. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25%. The Company discontinued its AUR300 research and development program and is exploring alternative approaches for AUR200. The corporate restructuring involved the Company reaffirming its commitment to LUPKYNIS growth, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. For further discussion, refer to Note 19, Restructuring.
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

Voclosporin, the active ingredient in LUPKYNIS, is made by a modification of a single amino acid of the cyclosporine molecule. The mechanism of action of LUPKYNIS has been validated with certain earlier generation CNIs for the prevention of rejection in patients undergoing solid organ transplants and in several autoimmune indications, including uveitis, keratoconjunctivitis sicca, psoriasis, rheumatoid arthritis, and for LN in Japan. We believe that LUPKYNIS possesses pharmacologic properties with the potential to demonstrate best-in-class differentiation
Recent Developments
Conclusion of Strategic Review Process
Effective February 14, 2024, the Board of Directors elected to conclude its strategic review process.
Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25%. The Company discontinued its AUR300 research and development program and is exploring alternative approaches for AUR200. As previously reported, the Company expects to recognize $50 million to $55 million in annual cost savings, with 75% of those savings recognized in 2024, excluding a one-time restructuring charge of approximately $7 million incurred in the first quarter. The Board of Directors also approved a share repurchase program of up to $150 million worth of our common shares, affirming its confidence in the Company's growth prospects. For further discussion, refer to Note 13, Shareholder's Equity and Note 19, Restructuring.
The price of LUPKYNIS is based on one unit of 60 capsules we refer to as a “wallet”. As of January 1, 2024, the wholesale acquisition cost (WAC) of a LUPKYNIS wallet is $4,898. Based on our patient-specific eGFR dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, duration of therapy and compliance, we are adjusting our expected average annualized net realizable revenue per patient for us to be approximately $70,000 - $75,000. When determining the price of LUPKYNIS, we considered the burden of LN disease in the context of value that LUPKYNIS offers to patients and the U.S. healthcare system.
Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Product Revenues
We sell LUPKYNIS (voclosporin) primarily to specialty pharmacies and specialty distributors and directly to our ex-U.S. partner Otsuka. These customers subsequently distribute our products to patients and health care providers. Revenues from product sales are recognized when the customer obtains control of our product, which typically occurs upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix to accrue for variable consideration related to inventory sold to our customers that has not yet been dispensed to patients. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies, that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of March 31, 2024, we did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
Three Months ended March 31, 2024 compared to Three Months ended March 31, 2023
The following table sets forth our results of operations for the three months ended March 31, 2024 and March 31, 2023.

	Three months ended March 31,
(in thousands)	2024	2023	Change
Revenue
Product revenue, net	$48,073	$34,337	$13,736
License, collaboration and royalty revenue	2,230	72	2,158
Total revenue, net	50,303	34,409	15,894
Operating expenses
Cost of sales	7,752	421	7,331
Selling, general and administrative	47,695	50,124	(2,429)
Research and development	5,551	13,158	(7,607)
Restructuring expenses	6,683	—	6,683
Other (income) expense, net	(4,125)	290	(4,415)
Total cost of sales and operating expenses	63,556	63,993	(437)
Loss from operations	(13,253)	(29,584)	16,331
Interest expense	(1,283)	—	(1,283)
Interest income	4,526	3,814	712
Net loss before income taxes	(10,010)	(25,770)	15,760
Income tax expense	739	436	303
Net loss	$(10,749)	$(26,206)	$15,457
Total Revenue, Net
Total net revenue was $50.3 million and $34.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively.
We currently sell to two main specialty pharmacies for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and license, collaboration and royalty revenue in the Otsuka Territories.
The percentage of total revenues, net from our main customers were as follows:

	Three months ended March 31,
	2024	2023
Two main specialty pharmacies	91%	99%
Collaboration partnership	7%	—%
Product Revenue, Net
Net product revenue was $48.1 million and $34.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase is primarily due to an increase of sales of LUPKYNIS to our two main specialty pharmacies, driven predominantly by further penetration of the LN market.
This penetration can be demonstrated by a total of approximately 2,178 patients on therapy as of March 31, 2024, compared to approximately 1,731 patients on therapy as of March 31, 2023. The increase in patients was driven by 448 additional patient start forms and 148 new patients who were either restarting LUPKYNIS or receiving it through a hospital pharmacy during the three months ended March 31, 2024, compared to 466 PSFs received during the three months ended March 31, 2023.

Additionally, our 12-month persistency rate has increased to 56% at March 31, 2024 from approximately 51% at March 31, 2023.
License, Collaboration and Royalty Revenue
License, collaboration and royalty revenue was $2.2 million and $0.1 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase is due to manufacturing services revenue from Otsuka related to shared capacity services that commenced in the third quarter of 2023.
Cost of Sales
Cost of sales was $7.8 million and $0.4 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase is primarily due to increased sales of LUPKYNIS (voclosporin), coupled with the amortization of the monoplant finance right of use asset, which was placed into service in late June 2023.
Gross Margin
Gross margin for the three months ended March 31, 2024 and March 31, 2023 was approximately 85% and 99%, respectively. The decrease in gross margin is due to the increase in cost of sales.
Selling, General and Administrative Expenses
SG&A expenses decreased to $47.7 million for the three months ended March 31, 2024 compared to $50.1 million for the three months ended March 31, 2023. SG&A expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Salaries, incentive pay and employee benefits	$21,661	$22,298
Professional fees and services	12,954	13,258
Share-based compensation expense	7,537	7,589
Other public company costs, facility costs, insurance, information technology, amortization of property and equipment	2,842	3,822
Travel, trade shows and sponsorships	2,701	3,157
	$47,695	$50,124
The primary drivers for the decrease were lower employee costs due to the reduction in general and administrative headcount, which occurred late in the first quarter of 2024, lower corporate costs related to insurance and information technology and lower spend for travel and business meetings.
Research and Development Expenses
R&D expenses were $5.6 million and $13.2 million for the three months ended March 31, 2024 and March 31, 2023, respectively. R&D expenses consisted of the following:

	Three Months Ended March 31,
(in thousands)	2024	2023
Contract research organizations (CRO) and developmental expenses	$3,116	$4,230
Clinical supply and distribution	915	3,273
Salaries, incentive pay and employee benefits	3,492	3,825
Share-based compensation expense	(2,166)	1,590
Other costs	194	240
	$5,551	$13,158

The primary drivers for the decrease were due to a reduction in share-based compensation related to the reduction in headcount, which occurred late in the first quarter of 2024 and a decrease of clinical supply and distribution costs related to ceasing development of our AUR200 and AUR300 programs.
Restructuring Expenses
During the first quarter of 2024, restructuring expenses were approximately $6.7 million which includes employee severance, one-time benefit payments and contract termination expenses. The company recognized the majority of the planned restructuring costs in the first quarter.
Other (Income) Expense, net

Other (income) expense, net was $(4.1) million and $0.3 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase was primarily due to the foreign exchange remeasurement of the monoplant lease liability, which commenced in June 2023 and is denominated in CHF.

Interest Expense
Interest expense was $1.3 million and nil for the three months ended March 31, 2024 and March 31, 2023, respectively. The interest expense is due to the monoplant finance lease, which commenced in June 2023 and is denominated in CHF.

Interest Income

Interest income was $4.5 million and $3.8 million for the three months ended March 31, 2024 and March 31, 2023, respectively. The increase is due to higher yields on our investments as a result of increased interest rates.
Liquidity and Capital Resources
As of March 31, 2024, we had cash, cash equivalents and restricted cash of approximately $64.5 million and investments of $255.7 million compared to cash, cash equivalents and restricted cash of $48.9 million and investments of $301.8 million at December 31, 2023. The decrease is primarily related to the continued investment in commercialization activities and post approval commitments of our approved drug, LUPKYNIS, monoplant payments, share repurchases and restructuring related payments partially offset by an increase in cash receipts from sales of LUPKYNIS and payments from Otsuka. Cash, cash equivalents and restricted cash and investments are primarily held in U.S. dollars. As of March 31, 2024 and December 31, 2023, we had working capital of $327.2 million and $347.6 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post- approval commitments of our approved drug, LUPKYNIS. Taking into consideration the cash and cash equivalents and investments as of March 31, 2024, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, such as our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, funding our working capital obligations and share repurchases for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(18,598)	$(31,670)
Investing activities	49,233	24,860
Financing activities	(15,051)	1,639
Net increase (decrease) in cash and cash equivalents	$15,584	$(5,171)

Net cash used in operating activities was $18.6 million for the three months ended March 31, 2024 compared to $31.7 million for the three months ended March 31, 2023. The decrease is primarily due to an increase in cash receipts from sales of LUPKYNIS and cash receipts from Otsuka. See "Total Revenue" above for further discussion regarding our increased sales of LUPKYNIS.
Cash provided by investing activities was $49.2 million during the three months ended March 31, 2024 compared to $24.9 million during the three months ended March 31, 2023. The increase was primarily related to the timing of proceeds of investments.
Cash used in financing activities was $15.1 million during the three months ended March 31, 2024 compared to cash provided by financing activities of $1.6 million during the three months ended March 31, 2023. The decrease was primarily due to share repurchases which began in February 2024 and quarterly lease payments for our monoplant finance lease, which commenced during the third quarter of 2023.
Share Repurchase Program
In February 2024, our Board of Directors approved a share repurchase program of up to $150 million of our common shares. On February 29, 2024, Canadian securities regulators granted exemptive relief for the Company’s share repurchase program, authorizing the Company to purchase up to 15 percent of its issued and outstanding shares in any 12-month period for up to 36 months, including under the current program.
As of March 31, 2024, we had repurchased approximately 2.4 million of our common shares for $13.4 million (including transaction costs which consist of commissions and excise tax). The cost of repurchased shares is reported as a reduction in common stock and the repurchased shares were subsequently canceled.
Off‑Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as such term is defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Act.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of March 31, 2024, our investment portfolio includes cash, cash equivalents, restricted cash and investments of $320.1 million that earn interest at various rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of March 31, 2024, these instruments primarily have a maturity of less than a year.

As of March 31, 2024, a hypothetical decrease of 100 basis points on the interest rates of our investments would result annually in $2.6 million less interest in our portfolio. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity.

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

As of March 31, 2024, we had an $81.2 million finance lease liability on our balance sheet related to the monoplant. An assumed 10% fluctuation in the Swiss Franc would have an approximate $8.1 million fluctuation in the valuation of the lease liability.

There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of March 31, 2024.

Inflation Risk

Inflation has been increasing in recent periods and is expected to continue to be volatile in the future. Inflation generally affects us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. In addition, inflation also impacts our government and payer rebates as it pertains to the consumer price index (CPI) penalty. Our investment portfolio may experience the risk of realized losses on our investments if we were to sell before maturity due to the market volatility caused by increased interest rates.

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

We are subject to credit risk in connection with our accounts receivable due from our two main specialty pharmacies for U.S. commercial sales and collaboration partnership with Otsuka which accounted for the majority of our accounts receivable, net balances as of March 31, 2024. We monitor economic conditions, including the creditworthiness of our customers and collaboration partner. We regularly communicate with our customers regarding the status of receivable balances and have not experienced and issues with collectability. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. During the quarter ended March 31, 2024, we did not recognize any allowance for credit losses related to credit risk for our customers or write any amounts off.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For further discussion, refer to Note 18, Commitments and Contingencies.
There are no material developments to report in respect of the litigation described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above except as mentioned below. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes our common share activity of our repurchased shares under our share repurchase program announced on February 15, 2024. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total number of shares purchased	Average price paid per share in $	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program (in thousands)(1)(2)
2/21/2024-3/21/2024	1,732,787	$5.77	1,732,787	$140,000
3/22/2024-3/28/2024	640,587	$4.98	640,587	$136,809
Total	2,373,374		2,373,374
(1)The approximate value of shares that may yet be purchased under the program does not include commissions that may be paid to brokers in connection with such purchases.
(2)As of March 28, 2024, if calculated under the exemptive relief, value of shares that may yet be repurchased would be approximately $96.8 million. The calculation is based on 15% of our common shares outstanding before the repurchase program began less shares repurchased multiplied by the close price as of March 28, 2024.
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

3.4#	Separation Agreement between Aurinia Pharma U.S. Inc. and Volker Knappertz dated March 4, 2024
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AURINIA PHARMACEUTICALS INC.

May 1, 2024	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

May 1, 2024	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)