Form 10-Q
period 2024-06-30
Aurinia Pharmaceuticals Inc.
filed 2024-08-01
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of July 31, 2024, the registrant had 142,990,974 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)	June 30, 2024	December 31, 2023
ASSETS
Current assets
Cash, cash equivalents and restricted cash	$33,407	$48,875
Short-term investments	297,068	301,614
Accounts receivable, net	25,522	24,089
Inventories, net	38,853	39,705
Prepaid expenses	7,840	9,486
Other current assets	6,976	1,031
Total current assets	409,666	424,800
Non-current assets
Long-term investments	199	201
Other non-current assets	867	1,517
Property and equipment, net	3,043	3,354
Acquired intellectual property and other intangible assets, net	4,621	4,977
Finance right-of-use asset, net	100,845	108,715
Operating right-of-use assets, net	4,288	4,498
Total assets	$523,529	$548,062
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	56,460	54,389
Deferred revenue	4,367	4,813
Other current liabilities (of which $0.8 million at June 30, 2024 and December 31, 2023 is due to a related party, respectively)	1,162	2,388
Finance lease liability	13,906	14,609
Operating lease liabilities	1,008	989
Total current liabilities	76,903	77,188
Non-current liabilities
Finance lease liability	64,923	75,479
Operating lease liabilities	6,146	6,530
Deferred compensation and other non-current liabilities (of which $7.8 million at June 30, 2024 and $7.6 million in December 31, 2023 is due to a related party, respectively)	10,941	10,911
Total liabilities	158,913	170,108
Commitments and contingencies (Note 18)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 142,984 and 143,833 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	1,205,554	1,200,218
Additional paid-in capital	112,270	120,788
Accumulated other comprehensive loss	(859)	(730)
Accumulated deficit	(952,349)	(942,322)
Total shareholders' equity	364,616	377,954
Total liabilities and shareholders' equity	$523,529	$548,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)
Revenue
Product revenue, net	$55,028	$41,100	$103,101	$75,437
License, collaboration and royalty revenue	2,164	394	4,394	466
Total revenue, net	57,192	41,494	107,495	75,903
Operating expenses
Cost of sales	8,909	1,563	16,661	1,984
Selling, general and administrative	44,934	47,081	92,629	97,205
Research and development	4,080	12,650	9,631	25,808
Restructuring expenses	1,072	—	7,755	—
Other income, net	(290)	(3,630)	(4,415)	(3,340)
Total cost of sales and operating expenses	58,705	57,664	122,261	121,657
Loss from operations	(1,513)	(16,170)	(14,766)	(45,754)
Interest expense	(1,198)	(65)	(2,481)	(65)
Interest income	4,189	4,101	8,715	7,915
Net income (loss) before income taxes	1,478	(12,134)	(8,532)	(37,904)
Income tax expense (benefit)	756	(642)	1,495	(206)
Net income (loss)	$722	$(11,492)	$(10,027)	$(37,698)
Other comprehensive (loss) gain:
Unrealized (loss) gain on available-for-sale securities, net of tax of nil	(5)	(32)	(129)	41
Comprehensive income (loss)	$717	$(11,524)	$(10,156)	$(37,657)

Net income (loss) per share:
Basic	$0.01	$(0.08)	$(0.07)	$(0.26)
Diluted	$0.01	$(0.08)	$(0.07)	$(0.26)

Weighted-average common shares outstanding:
Basic	143,327	142,777	143,507	142,904
Diluted	144,110	142,777	143,507	142,904
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended June 30, 2024	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2024	143,690	$1,207,982	$105,419	$(854)	$(953,071)	$359,476
Shares issued on exercise of stock options and vesting of restricted stock units	192	$1,773	$(1,390)	$—	$—	$383
Shares repurchased and cancelled, inclusive of transaction costs	(1,050)	(5,249)	—	—	—	$(5,249)
Issuance of common shares in conjunction with ESPP program	152	1,048	(345)	—	—	703
Share-based compensation	—	—	8,586	—	—	8,586
Unrealized loss on available-for-sale securities, net	—	—	—	(5)	—	(5)
Net income	—	—	—	—	722	722
Balance at June 30, 2024	142,984	$1,205,554	$112,270	$(859)	$(952,349)	$364,616

	Common Shares
Three Months Ended June 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at March 31, 2023	143,029	1,193,019	88,885	(988)	(890,508)	390,408
Shares issued on exercise of stock options and vesting of performance awards	130	1,351	(1,117)	—	—	234
Issuance of common shares in conjunction with ESPP program	210	2,110	(1,204)			906
Shared-based compensation	—	—	12,268	—	—	12,268
Unrealized loss on available-for-sale securities, net	—	—	—	(32)	—	(32)
Net loss	—		—	—	(11,492)	(11,492)
Balance at June 30, 2023	143,369	$1,196,480	$98,832	$(1,020)	$(902,000)	$392,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Six Months Ended June 30, 2024	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
Shares issued on exercise of stock options and vesting of restricted stock units	2,423	22,907	(22,496)	—	—	411
Shares repurchased and cancelled, inclusive of transaction costs	(3,424)	(18,619)		—	—	(18,619)
Issuance of common shares in conjunction with ESPP program	152	1,048	(345)	—	—	703
Share-based compensation	—	—	14,323	—	—	14,323
Unrealized loss on available-for-sale securities, net	—	—	—	(129)	—	(129)
Net loss	—	—	—	—	(10,027)	(10,027)
Balance at June 30, 2024	142,984	$1,205,554	$112,270	$(859)	$(952,349)	$364,616

	Common Shares
Six Months Ended June 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Shares issued on exercise of stock options and vesting of restricted stock units	891	9,061	(7,188)	—	—	1,873
Issuance of common shares in conjunction with ESPP program	210	2,110	(1,204)	—	—	906
Shared-based compensation	—	—	21,735	—	—	21,735
Unrealized gain on available-for-sale securities, net	—	—	—	41	—	41
Net loss	—	—	—	—	(37,698)	(37,698)
Balance at June 30, 2023	143,369	$1,196,480	$98,832	$(1,020)	$(902,000)	$392,292

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
(in thousands)	(unaudited)
Cash flows from operating activities
Net loss	$(10,027)	$(37,698)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	9,690	1,436
Net amortization of premiums and discounts on short-term investments	(6,331)	(5,599)
Share-based compensation expense	14,323	21,735
Foreign exchange on finance lease liability	(5,705)	417
Other, net	275	(3,652)
Net changes in operating assets and liabilities
Accounts receivable, net	(1,433)	(6,016)
Inventories, net	852	(8,403)
Prepaid expenses and other current assets	(4,305)	2,374
Non-current operating assets	(12)	(16)
Accounts payable, accrued and other liabilities	283	1,245
Operating lease liabilities	(365)	(319)
Net cash used in operating activities	(2,755)	(34,496)
Cash flows from investing activities
Purchase of investments	(318,126)	(256,439)
Proceeds from investments	328,877	288,291
Upfront lease payment	(44)	(11,864)
Purchase of property and equipment	—	(524)
Capitalized patent costs	(96)	(212)
Net cash provided by investing activities	10,611	19,252
Cash flows from financing activities
Repurchase of common shares	(18,435)	—
Principal portion of finance lease payments	(6,001)	—
Proceeds from exercise of stock options and employee share purchase plan	1,112	2,779
Cash (used in) provided by financing activities	(23,324)	2,779
Net decrease in cash, cash equivalents and restricted cash	(15,468)	(12,465)
Cash, cash equivalents and restricted cash, beginning of period	48,875	94,172
Cash, cash equivalents and restricted cash, end of period	$33,407	$81,707

Supplemental cash flow information
Cash received for interest	$2,132	$2,713
Cash paid for income taxes	$(1,459)	$(277)

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$33,265	$81,389
Restricted cash	142	318
Total cash, cash equivalents and restricted cash	$33,407	$81,707
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
On February 15, 2024, the Company announced the conclusion of its strategic review process and actions designed to enhance shareholder value, including an exclusive focus on driving the commercial execution of the LUPKYNIS (voclosporin) business. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25% and discontinued its AUR300 research and development program. The corporate restructuring involved the Company reaffirming its commitment to LUPKYNIS growth, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. For further discussion, refer to Note 19, Restructuring.
The Company is moving forward with development of its pipeline asset AUR200, a differentiated, potential next generation therapy for autoimmune diseases that targets both BAFF (B-cell Activating Factor) and APRIL (A Proliferation-Inducing Ligand). First patients are expected to enter the Phase 1 Single Ascending Dose (SAD) study of AUR200 in the third quarter of 2024. Data from the SAD study, including safety, tolerability, pharmacokinetics and biomarkers, is anticipated in the first half of 2025.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of June 30, 2024 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and six months ended June 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation and operate in one segment.

These unaudited condensed consolidated financial statements are presented in U.S. dollars, which is the Company's and all of its foreign subsidiaries' functional currency. Therefore, there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statements of operations. All monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Non-monetary assets and liabilities (along with their related expenses) are translated at the rate of exchange in effect on the date assets were acquired. Monetary income and expense items are translated at the average foreign currency rate. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the consolidated statements of operations and recorded in other income, net.
Significant Accounting Policies
The Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Product Revenues
We sell LUPKYNIS (voclosporin) primarily to specialty pharmacies and a specialty distributor, and directly to our ex-U.S. partner Otsuka. These customers subsequently distribute the Company's products to patients and healthcare providers. Revenues from product sales are recognized when the customer obtains control of the Company's product, which typically occurs upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to customers, including specialty pharmacies and specialty distributors, that has not yet been dispensed to patients. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of June 30, 2024, the Company did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Major Customers: The Company currently has two main specialty pharmacies for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and royalty, collaboration and manufacturing services revenue in the Otsuka Territories. Revenues from our two main customers represented approximately 51% and 40% of revenues for the six months ended June 30, 2024. Revenues from our two main customers represented approximately 53% and 45% of revenues for the six months ended June 30, 2023.

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

Accounts Receivable, net: Accounts receivable are stated at their net realizable value. The Company's accounts receivable primarily represent amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 12). As of June 30, 2024 and December 31, 2023, accounts receivable, net are $25.5 million and $24.1 million, respectively. The Company's standard credit terms range from 30 to 45 days. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. The Company estimates the allowances using the current expected credit loss, or CECL, model. Under the CECL model, the allowances reflect the net amount expected to be collected from the accounts receivable. Aurinia evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to the Company. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature of the Company's accounts receivable, it determined that an allowance for current expected credit losses was nil as of June 30, 2024 and December 31, 2023.
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
Restructuring Expenses: Restructuring expense consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. According to ASC 420, Exit or Disposal Cost Obligations, one-time employee severance and termination benefits are expensed at the date the entity notifies the employee of the plan, unless the employee must provide future service, in which case the benefits are expensed in the period when the service ends. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other benefits such as outplacement support services for a specified period of time.
Common Shares: The Company’s shares have no par value or stated value and therefore, upon issuance or repurchase of shares, all amounts related to the shares are recorded under common shares on the balance sheet. The value of common shares includes cash amounts paid or received for the shares and the fair value of equity awards and warrants. Amounts for common shares are offset by share issue costs or transactions costs associated with repurchases or equity offerings.
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
3.    Fair Value Measurements
The Company's financial instruments consist primarily of cash, cash equivalents, restricted cash, investments, accounts receivable, accounts payable and accrued liabilities. The carrying value of accounts receivable, accounts payable and accrued liabilities approximate their fair value because of their short-term nature. Estimated fair value of available-for-sale debt securities are generally based on prices obtained from commercial pricing services.
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
The following table summarizes the financial assets (cash, cash equivalents, restricted cash and investments) measured at fair value on a recurring basis:

	June 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$33,407	$—	$—	$33,407
Corporate bonds	—	4,072	—	4,072
Commercial paper	—	15,575	—	15,575
Treasury bills	—	183,122	—	183,122
Treasury bonds	—	94,498	—	94,498
Total financial assets	$33,407	$297,267	$—	$330,674

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents and restricted cash	$48,875	$—	$—	$48,875
Corporate bonds	—	33,781	—	33,781
Commercial paper	—	39,304	—	39,304
Treasury bills	—	122,806	—	122,806
Treasury bonds	—	105,924	—	105,924
Total financial assets	$48,875	$301,815	$—	$350,690
The Company's Level 1 instruments include cash, cash equivalents and restricted cash that are valued using quoted market prices. Aurinia estimates the fair values of investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of the Company's investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At June 30, 2024 and December 31, 2023, the weighted average remaining contractual maturities of Aurinia's Level 2 investments were approximately 6 months and 7 months, respectively. The Company's policy is for these investments to have an overall rating of A-1, or higher, by Standard & Poor's, or an equivalent rating by Moody’s or Fitch.
No credit loss allowance was recorded as of June 30, 2024 and December 31, 2023, as the Company does not believe the unrealized loss is a result of a credit loss due to the nature of the investments. Aurinia also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.
Refer to Note 4, Cash, Cash Equivalents, Restricted Cash and Investments, for the carrying amount and related unrealized gains (losses) by type of investment.

4.    Cash, Cash Equivalents, Restricted Cash and Investments
As of June 30, 2024 and December 31, 2023, the Company had $330.7 million and $350.7 million, respectively of cash, cash equivalents, restricted cash and investments summarized below. As of June 30, 2024 and December 31, 2023, $297.3 million and $301.8 million were available-for-sale debt securities which are carried at fair market value.

	June 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$33,407	$—	$—	$33,407
Corporate bonds	3,873	—	—	3,873
Commercial paper	15,583	—	(8)	15,575
Treasury bills	183,128	—	(6)	183,122
Treasury bonds	94,537	—	(39)	94,498
Total cash, cash equivalents, restricted cash and short-term investments	330,528	—	(53)	330,475
Total long-term investment corporate bond	199	—	—	199
Total cash, cash equivalents, restricted cash and investments	$330,727	$—	$(53)	$330,674

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$48,875	$—	$—	$48,875
Corporate bonds	33,576	4	—	33,580
Commercial paper	39,305	—	(1)	39,304
Treasury bills	122,757	49	—	122,806
Treasury bonds	105,903	21	—	105,924
Total cash, cash equivalents, restricted cash and short-term investments	350,416	74	(1)	350,489
Total long-term investment corporate bond	200	1	—	201
Total cash, cash equivalents, restricted cash and investments	$350,616	$75	$(1)	$350,690

As of June 30, 2024 and December 31, 2023, accrued interest receivable from investments was $0.6 million and $0.7 million, respectively. During the three and six months ended June 30, 2024, the Company had $5 thousand and $129 thousand of unrealized losses on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. During the three and six months ended June 30, 2023, the Company had $(32) thousand and $41 thousand of unrealized losses and gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive loss on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized losses on investments at June 30, 2024, were temporary in nature. Realized gains or losses were immaterial during the three and six months ended June 30, 2024 and 2023.

The Company's short-term investments as of June 30, 2024 mature at various dates through March 2025 and the long-term investment matures in August 2025.

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

The Company assesses recoverability of inventory each reporting period to determine if any write-down to net realizable value is necessary. As of June 30, 2024 and December 31, 2023, Aurinia recorded reserves of finished goods inventories of approximately $0.5 million and $0.8 million, respectively, which were primarily related to potential inventory obsolescence.

The components of inventory, net are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Raw materials	$1,702	$1,746
Work in process	34,224	37,376
Finished goods, net of reserve	2,927	583
Total inventories, net	$38,853	$39,705

6.Prepaid Expenses
Prepaid expenses are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Prepaid assets	$6,447	$6,892
Prepaid deposits	1,340	1,345
Prepaid insurance	53	1,249
Total prepaid expenses	$7,840	$9,486

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	June 30, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,943	$(1,317)	$626
Acquired intellectual property and reacquired rights	15,126	(11,136)	3,990
Internal-use software implementation costs	2,873	(2,868)	5
	$19,942	$(15,321)	$4,621

	December 31, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,847	$(1,297)	$550
Acquired intellectual property and reacquired rights	15,126	(10,737)	4,389
Internal-use software implementation costs	2,873	(2,835)	38
	$19,846	$(14,869)	$4,977

Amortization expense for the three months ended June 30, 2024 and 2023 was approximately $0.2 million and $0.5 million, respectively. Amortization for the six months ended June 30, 2024 and 2023 was approximately $0.5 million and $0.9 million, respectively.
8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Leasehold improvements	$3,243	$3,243
Office equipment	631	631
Furniture	1,155	1,155
Computer equipment	235	235
	5,264	5,264
Less accumulated depreciation	(2,221)	(1,910)
Property and equipment, net	$3,043	$3,354
9.    Lease Obligations
The Company has the following lease obligations:
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately seven years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of June 30, 2024, the Company had a right-of-use (ROU) asset of $4.3 million and lease liability of $7.0 million included in the condensed consolidated balance sheets. As of December 31, 2023, the Company had a right-of-use asset of $4.5 million and lease liability of $7.4 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability.
When measuring the lease liability, the Company discounted lease payments using its incremental borrowing rate at the lease commencement date on March 12, 2020. The incremental borrowing rate applied to the lease liability was 5.2% based on the financial position of the Company, geographical region and term of lease.
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
The operating lease costs for all leases for the three and six months ended June 30, 2024 and June 30, 2023 were $0.2 million and $0.4 million for both periods.

Monoplant
At lease inception, the Company recorded an ROU asset of approximately $117.6 million and a corresponding lease liability of $94.1 million, which is the present value of the minimum lease payments beginning July 2023 and expiring in 2030. The incremental borrowing rate applied to value the lease liability at inception is 6.19%, which was based on the financial position of the Company, geographical region and term of lease.

As of June 30, 2024, the ROU asset, net and corresponding lease liability balance were $100.0 million and $78.7 million, respectively. As of December 31, 2023, the ROU asset, net and corresponding lease liability balance were $108.7 million and $90.1 million, respectively. For the three and six months ended June 30, 2024, ROU amortization was $4.4 million and $8.7 million, respectively. For the three and six months ended June 30, 2024, interest expense was $1.2 million and $2.5 million, respectively.
Beinheim
The Company entered into an equipment and facility finance lease for a backup manufacturing encapsulation site in Beinheim, France that has commenced operations during June 2024 with a lease term of seven years. The incremental borrowing rate applied to value the lease liability at inception is 6.19%, which was based on the financial position of the Company, geographical region and term of lease.
As of June 30, 2024, the ROU asset, net and corresponding lease liability balance were $0.8 million and $0.1 million, respectively.
The following table represents the weighted-average remaining lease terms and discount rates as of June 30, 2024:

	As of June 30, 2024
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	7.1	5.27%
Finance lease	5.8	6.19%
Supplemental cash flow information related to leases are as follows:

	Six months ended June 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows from finance lease	$(6,001)	$—
Operating cash flows from finance lease	$(2,172)	$—
Operating cash flows from operating leases	$(552)	$(531)

Supplemental disclosure of noncash transactions
Finance right-of-use asset obtained in exchange for lease obligations	$100,845	$117,622
Finance lease liability arising from obtaining right-of-use assets	$78,829	$94,120

Future maturities of lease liabilities as of June 30, 2024 are as follows:

(in thousands)	Finance Lease Payments	Operating Lease Payments
Remainder of 2024	$8,066	$561
2025	16,156	1,141
2026	16,157	1,169
2027	16,157	1,198
2028	16,157	1,227
Thereafter	20,244	3,301
Total lease payments	92,937	8,597
Less: imputed interest	(14,108)	(1,443)
Total	$78,829	$7,154

10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	June 30, 2024	December 31, 2023
Commercial accruals	$27,209	$16,216
Employee accruals	11,388	22,486
Trade payables	8,415	4,327
Other accrued liabilities	5,118	5,190
Accrued R&D projects	3,202	5,503
Restructuring accruals	424	—
Income taxes payable	704	667
Total accounts payable and accrued liabilities	$56,460	$54,389

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $10.9 million and $10.9 million as of June 30, 2024 and December 31, 2023, respectively. The balance for both periods primarily included deferred compensation arrangements whereby certain former executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. One of the former officers, Dr. Robert T. Foster, is considered a related party following his appointment to the Board of Directors on September 21, 2023. For further discussion, refer to Note 17, Related Party Transactions.
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
For the three and six months ended June 30, 2024, the Company recognized $2.2 million and $4.4 million, respectively of license, collaboration and royalty revenue from services provided under the Otsuka agreement. For the three and six months ended June 30, 2023, the Company recognized $0.4 million and $0.5 million, respectively.

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
As of June 30, 2024, the Company had repurchased approximately 3.4 million of Aurinia's common shares for $18.6 million (including transaction costs, which consist of commissions and excise tax). The cost of repurchased shares are reported as a reduction in common shares and under Alberta law, the shares were cancelled and not reissued.
14.Net Income (Loss) per Common Share
Basic and diluted net loss per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding. The Company was in a loss position for all periods presented except for the three months ended June 30, 2024. For the periods in a loss position, diluted net loss per share is the same as basic net loss per share. The treasury stock method is used to determine the dilutive effect of the Company's stock options, RSUs, performance awards and ESPP. The numerator and denominator used in the calculation of basic and diluted net loss per common share are as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) used for the calculation of basic and diluted EPS	$722	$(11,492)	$(10,027)	$(37,698)

Denominator:
Weighted-average common shares outstanding, basic	143,327	142,777	143,507	142,904
Effect of dilutive shares:
Stock options, RSUs, performance awards and ESPP	783	—	—	—
Weighted-average diluted common shares outstanding, diluted	144,110	142,777	143,507	142,904

Net income (loss) per share, basic	$0.01	$(0.08)	(0.07)	(0.26)
Net income (loss) per share, diluted	$0.01	$(0.08)	$(0.07)	$(0.26)

The Company did not include certain shares issuable under share-based compensation plans because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.

15.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of then outstanding awards) and provides for grants of stock options, performance awards (PAs), and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price. As of June 30, 2024, 0.9 million shares have been purchased under the ESPP.
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
The following weighted average assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2024 and June 30, 2023:

	2024	2023
Annualized volatility	77%	71%
Risk-free interest rate	4.23%	3.83%
Expected life of options in years	5.0 years	5.0 years
Estimated forfeiture rate	13.1%	12.6%
Dividend rate	0.0%	0.0%
Fair value per common share option	$3.90	$5.99
The following table summarizes the option award activity for the six months ended June 30, 2024:

	June 30, 2024
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2023	11,556	$10.63
Granted	152	6.00
Exercised	(85)	4.80
Forfeited or cancelled	(1,688)	12.47
Outstanding - June 30, 2024	9,935	$10.30
Restricted Stock Units and Performance Awards
The Company has granted RSUs and PAs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs and PAs are fair valued based on the previous business days' market price of common shares on the date of the grant.
The following table summarizes the RSU and PA activity for the six months ended June 30, 2024:

	June 30, 2024
	Number of shares (in thousands)	Weighted average fair value price $
Unvested balance, December 31, 2023	7,807	$9.29
Granted	4,550	6.92
Vested	(2,338)	9.54
Forfeited	(1,480)	9.03
Unvested balance, June 30, 2024	8,539	$8.01

Share-based Compensation Expense
The Company recognized share-based compensation expense for the three and six months ended June 30, 2024 and June 30, 2023 as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2024	2023	2024	2023
Research and development	$87	$2,114	$(2,079)	$3,704
Selling, general and administrative	8,078	9,820	15,615	17,409
Capitalized under inventories	421	334	787	622
Share-based compensation expense	$8,586	$12,268	$14,323	$21,735
As of June 30, 2024, there was $32.9 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.4 years.

16.Income Taxes

The effective tax rates for the three and six months ended June 30, 2024 and June 30, 2023 differed from the federal statutory rate applied to income or losses before income taxes primarily as a result of the mix of income, losses and valuation allowances.

The Company recognized an income tax expense of approximately $0.8 million and $1.5 million for the three and six months ended June 30, 2024, respectively. The Company recognized an income tax benefit of approximately $0.6 million and $0.2 million for the three and six months ended June 30, 2023, respectively. The income tax expense recognized for 2024 is a result of income in certain jurisdictions. This tax expense is not offset by a tax benefit as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions. The income tax benefit recognized in 2023 relates to a prior period favorable adjustment in U.S. income taxes.
17.Related Party Transactions
On September 21, 2023, the Company appointed Dr. Robert T. Foster to the Board of Directors. Dr. Foster is considered a related party since he is one of the former executive officers of the Company who, as of March 8, 2012 was provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations are contingent on the occurrence of uncertain future events. Dr. Foster was not a related party of the Company between his resignation from the Company in 2014, and his appointment to the Board of Directors on September 21, 2023. As of June 30, 2024, the Company had $0.8 million and $7.8 million of current and non-current liabilities related to Dr. Foster, respectively. As of December 31, 2023, the Company had $0.8 million and $7.6 million of current and non-current liabilities related to Dr. Foster, respectively. As of June 30, 2024 and December 31, 2023 the Company made payments of $0.3 million and $0.1 million, respectively for each period as a related party for the deferred compensation.
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

19.Restructuring
On February 15, 2024, the Company announced the conclusion of its strategic review process and actions designed to enhance shareholder value, including an exclusive focus on driving the commercial execution of the LUPKYNIS (voclosporin) business. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25%. The Company discontinued its AUR300 research and development program. The corporate restructuring involved the Company reaffirming its commitment to LUPKYNIS growth ensuring product quality and patient safety, while maintaining a sharp focus on operating efficiencies and maximizing cash flows.
As of June 30, 2024, the restructuring expenses are included within operating expenses on the condensed consolidated statements of operations and comprehensive loss and were recorded by the Company were as follows:

	Three Months Ended	Six Months Ended
(in thousands)	June 30, 2024
Employee severance and one time benefits	$868	$6,075
Contract terminations	186	1,105
Other costs	18	575
Total	$1,072	$7,755

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act), which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our estimate, based on our patient-specific estimated glomerular filtration rate (eGFR) dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, that we expect our average annualized net realizable revenue per patient to be approximately $70,000 to $75,000; our expectation to recognize $50 to $55 million in annual cost savings following its corporate restructuring, with approximately 75% of that recognized in 2024; our belief that we have sufficient financial resources to fund our current plans for at least the next few years; our potential to receive certain payments and royalties under our agreement with Otsuka Pharmaceuticals Co. Ltd., or Otsuka. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third-party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next few years; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; assumptions relating to the capital required to fund operations for the next few years; assumptions relating to the progress of our pre-clinical activities that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 15, 2024 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
The price of LUPKYNIS is based on one unit of 60 capsules we refer to as a “wallet”. As of January 1, 2024, the wholesale acquisition cost (WAC) of a LUPKYNIS wallet is $4,898. Based on our patient-specific eGFR dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, duration of therapy and compliance, we have adjusted our expected average annualized net realizable revenue per patient to be approximately $70,000 - $75,000. When determining the price of LUPKYNIS, we considered the burden of LN disease in the context of value that LUPKYNIS offers to patients and the U.S. healthcare system.

On February 15, 2024, the Company announced the conclusion of its strategic review process and actions designed to enhance shareholder value, including an exclusive focus on driving the commercial execution of the LUPKYNIS (voclosporin) business. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25% and discontinued its AUR300 research and development program. The corporate restructuring involved the Company reaffirming its commitment to LUPKYNIS growth, while maintaining a sharp focus on operating efficiencies and maximizing cash flows. For further discussion, refer to Note 19, Restructuring.
The Company is moving forward with development of its pipeline asset AUR200, a differentiated, potential next generation therapy for autoimmune diseases that targets both BAFF (B-cell Activating Factor) and APRIL (A Proliferation-Inducing Ligand). First patients are expected to enter the Phase 1 Single Ascending Dose (SAD) study of AUR200 in the third quarter of 2024. Data from the SAD study, including safety, tolerability, pharmacokinetics and biomarkers, is anticipated in the first half of 2025. The Company anticipates funding this development program with available cash flows, which are not anticipated to impact previously announced post restructuring operating expense targets. As previously reported, the Company expects to recognize $50 to $55 million in annual cost savings following the restructuring, with approximately 75% of that recognized in 2024
Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023.
Product Revenues
We sell LUPKYNIS (voclosporin) primarily to specialty pharmacies and a specialty distributor and directly to our ex-U.S. partner Otsuka. These customers subsequently distribute our products to patients and health care providers. Revenues from product sales are recognized when the customer obtains control of our product, which typically occurs upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix to accrue for variable consideration related to inventory sold to our customers that has not yet been dispensed to patients. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our customers, including specialty pharmacies, that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of June 30, 2024, we did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2023.

Results of Operations
Three and Six Months ended June 30, 2024 compared to Three and Six Months ended June 30, 2023
The following table sets forth our results of operations for the three and six months ended June 30, 2024 and June 30, 2023.

	Three months ended June 30,			Six months ended June 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenue
Product revenue, net	$55,028	$41,100	$13,928	$103,101	$75,437	$27,664
License, collaboration and royalty revenue	2,164	394	1,770	4,394	466	3,928
Total revenue, net	57,192	41,494	15,698	107,495	75,903	31,592
Operating expenses
Cost of sales	8,909	1,563	7,346	16,661	1,984	14,677
Selling, general and administrative	44,934	47,081	(2,147)	92,629	97,205	(4,576)
Research and development	4,080	12,650	(8,570)	9,631	25,808	(16,177)
Restructuring expenses	1,072	—	1,072	7,755	—	7,755
Other income, net	(290)	(3,630)	3,340	(4,415)	(3,340)	(1,075)
Total cost of sales and operating expenses	58,705	57,664	1,041	122,261	121,657	604
Loss from operations	(1,513)	(16,170)	14,657	(14,766)	(45,754)	30,988
Interest expense	(1,198)	(65)	(1,133)	(2,481)	(65)	(2,416)
Interest income	4,189	4,101	88	8,715	7,915	800
Net income (loss) before income taxes	1,478	(12,134)	13,612	(8,532)	(37,904)	29,372
Income tax expense (benefit)	756	(642)	1,398	1,495	(206)	1,701
Net income (loss)	$722	$(11,492)	$12,214	$(10,027)	$(37,698)	$27,671
Total Revenue, Net
Total net revenue was $57.2 million and $41.5 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Total net revenue was $107.5 million and $75.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
We currently sell to two main specialty pharmacies for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and license, collaboration and royalty revenue in the Otsuka Territories.
The percentage of total net revenues from our main customers were as follows:

	Three months ended June 30,		Six months ended June 30,
	2024	2023	2024	2023
Two main specialty pharmacies	90%	98%	90%	99%
Collaboration partnership	8%	2%	8%	1%
Product Revenue, Net
Net product revenue was $55.0 million and $41.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Net product revenue was $103.1 million and $75.4 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase in both periods is primarily due to an increase of sales of LUPKYNIS to our two main specialty pharmacies, driven predominantly by further penetration of the LN market. Additionally, we had sales of semi-finished product to Otsuka as Otsuka continues to commercialize in its territories.
The U.S. penetration can be demonstrated by a total of approximately 2,336 patients on therapy as of June 30, 2024, compared to approximately 1,911 patients on therapy as of June 30, 2023. Additionally, our 12-month persistency rate has increased to 56% at June 30, 2024 from approximately 54% at June 30, 2023.
License, Collaboration and Royalty Revenue
License, collaboration and royalty revenue was $2.2 million and $0.4 million for the three months ended June 30, 2024 and June 30, 2023, respectively. License, collaboration and royalty revenue was $4.4 million and $0.5 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase is primarily due to manufacturing services revenue from Otsuka related to shared capacity services that commenced in late June 2023.
Cost of Sales
Cost of sales was $8.9 million and $1.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Cost of sales was $16.7 million and $2.0 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The increase for both periods is primarily due to the amortization of the monoplant finance right of use asset, which was placed into service in late June 2023, semi-finished product sales to Otsuka and increased sales of LUPKYNIS (voclosporin).
Gross Margin
Gross margin for the three months ended June 30, 2024 and June 30, 2023 was approximately 84% and 96%, respectively. Gross margin for the six months ended June 30, 2024 and June 30, 2023 was approximately 85% and 97%, respectively.
Selling, General and Administrative Expenses
SG&A expenses decreased to $44.9 million for the three months ended June 30, 2024 compared to $47.1 million for the three months ended June 30, 2023. For the six months ended June 30, 2024 and June 30, 2023, SG&A expenses were $92.6 million and $97.2 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Salaries, incentive pay and employee benefits	$18,269	$19,990	$39,930	$42,288
Professional fees and services	13,791	11,228	26,745	24,486
Share-based compensation expense	8,078	9,820	15,615	17,409
Other public company costs, facility costs, insurance, information technology, amortization of property and equipment	2,655	3,440	5,497	7,262
Travel, trade shows and sponsorships	2,141	2,603	4,842	5,760
	$44,934	$47,081	$92,629	$97,205
The primary drivers for the decrease in both periods were lower employee and overhead costs due to the reduction in general and administrative headcount, which occurred late in the first quarter of 2024 partially offset by an increase in legal fees.
Research and Development Expenses
R&D expenses were $4.1 million and $12.7 million for the three months ended June 30, 2024 and June 30, 2023, respectively. For the six months ended June 30, 2024 and June 30, 2023, R&D expenses were $9.6 million and $25.8 million, respectively. R&D expenses consisted of the following:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2024	2023	2024	2023
Contract research organizations (CRO) and developmental expenses	$1,990	$4,065	$5,106	$8,295
Clinical supply and distribution	1,084	2,874	1,999	6,147
Salaries, incentive pay and employee benefits	848	3,435	4,340	7,260
Share-based compensation expense	87	2,114	(2,079)	3,704
Other costs	71	162	265	402
	$4,080	$12,650	$9,631	$25,808

The primary drivers for the decrease in both periods were lower employee costs related to the reduction in headcount, which occurred late in the first quarter of 2024, a decrease of CRO and developmental costs related to ceasing development of our AUR300 program and timing of expenses related to AUR200.
Restructuring Expenses
During the three and six months ended June 30, 2024, restructuring expenses were approximately $1.1 million and $7.8 million which is primarily due to employee severance, one-time benefit payments and contract termination expenses.
Other Income, net

Other income, net was $0.3 million and $3.6 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Other income, net was $4.4 million and $3.3 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The change is primarily driven by changes in the fair value assumptions related to our deferred compensation liability and the foreign exchange remeasurement of the monoplant lease liability, which commenced in June 2023 and is denominated in CHF.

Interest Expense
Interest expense was $1.2 million and $0.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Interest expense was $2.5 million and $0.1 million for the six months ended June 30, 2024 and June 30, 2023, respectively. The interest expense is due to the monoplant finance lease, which commenced in June 2023.

Interest Income

Interest income was $4.2 million and $4.1 million for the three months ended June 30, 2024 and June 30, 2023, respectively. Interest income was $8.7 million and $7.9 million for the six months ended June 30, 2024 and June 30, 2023, respectively.
Liquidity and Capital Resources
As of June 30, 2024, we had cash, cash equivalents and restricted cash of approximately $33.4 million and investments of $297.3 million compared to cash, cash equivalents and restricted cash of $48.9 million and investments of $301.8 million at December 31, 2023. The decreases are primarily related to the continued investment in commercialization activities and post approval commitments of our approved drug, LUPKYNIS, monoplant payments, share repurchases and restructuring related payments partially offset by an increase in cash receipts from sales of LUPKYNIS and cash payments from Otsuka. Cash, cash equivalents, restricted cash and investments are primarily held in U.S. dollars. As of June 30, 2024 and December 31, 2023, we had working capital of $332.8 million and $347.6 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post- approval commitments of our approved drug, LUPKYNIS. Taking into consideration the cash, cash equivalents and investments as of June 30, 2024, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, such as our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancement of our pipeline, funding our working capital obligations and share repurchases for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the six months ended June 30, 2024 and June 30, 2023:

	Six Months Ended June 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$(2,755)	$(34,496)
Investing activities	10,611	19,252
Financing activities	(23,324)	2,779
Net decrease in cash and cash equivalents	$(15,468)	$(12,465)

Net cash used in operating activities was $2.8 million for the six months ended June 30, 2024 compared to $34.5 million for the six months ended June 30, 2023. The decrease is primarily due to an increase in cash receipts from sales of LUPKYNIS and cash receipts from Otsuka. See "Total Revenue" above for further discussion regarding our increased sales of LUPKYNIS.
Cash provided by investing activities was $10.6 million during the six months ended June 30, 2024 compared to $19.3 million during the six months ended June 30, 2023. The decrease was primarily related to the timing of purchases and proceeds of investments.
Cash used in financing activities was $23.3 million during the six months ended June 30, 2024 compared to cash provided by financing activities of $2.8 million during the six months ended June 30, 2023. The decrease was primarily due to share repurchases, which began in February 2024, and quarterly lease payments for our monoplant finance lease, which commenced during the third quarter of 2023.
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
As of June 30, 2024, we had repurchased approximately 3.4 million of our common shares for $18.6 million (including transaction costs which consist of commissions and excise tax). The cost of repurchased shares are reported as a reduction in common shares and under Alberta law, the shares were cancelled and not reissued.
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
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of June 30, 2024, our investment portfolio includes cash, cash equivalents, restricted cash and investments of $330.7 million that earn interest at various rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of June 30, 2024, these instruments primarily have a maturity of less than a year.

As of June 30, 2024, a hypothetical decrease of 100 basis points on the interest rates of our investments would result annually in $3.0 million less interest in our portfolio. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity.

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

As of June 30, 2024, we had a $78.7 million finance lease liability on our balance sheet related to the monoplant. An assumed 10% fluctuation in the Swiss Franc would have an approximate $7.9 million fluctuation in the valuation of the lease liability.

There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of June 30, 2024.

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

We are subject to credit risk in connection with our accounts receivable due from our two main specialty pharmacies for U.S. commercial sales and collaboration partnership with Otsuka which accounted for the majority of our accounts receivable, net balances as of June 30, 2024. We monitor economic conditions, including the creditworthiness of our customers and collaboration partner. We regularly communicate with our customers regarding the status of receivable balances and have not experienced and issues with collectability. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. During the quarter ended June 30, 2024, we did not recognize any allowance for credit losses related to credit risk for our customers or write any amounts off.

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
Issuer Purchases of Equity Securities
The following table summarizes the common share activity of our repurchased shares under our share repurchase program announced on February 15, 2024. Refer to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources" for further details of the share repurchase program.

Period	Total number of shares purchased	Average price paid per share in $	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program (in thousands)(1)(2)
2/21/2024-3/21/2024	1,732,787	$5.77	1,732,787	$140,000
3/22/2024-3/28/2024	640,587	$4.98	640,587	$136,809
4/1/2024-4/30/2024	1,049,556	$4.93	1,049,556	$131,638
5/1/2024-5/31/2024	891	$4.99	891	$131,633
Total	3,423,821		3,423,821
(1)The approximate value of shares that may yet be purchased under the program does not include commissions that may be paid to brokers in connection with such purchases.
(2)As of May 13, 2024, if calculated under the exemptive relief, the value of shares that may yet be repurchased would be approximately $91.7 million. The calculation is based on 15% of our common shares outstanding before the repurchase program began less shares repurchased multiplied by the close price as of May 13, 2024.
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

AURINIA PHARMACEUTICALS INC.

July 31, 2024	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

July 31, 2024	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)