Form 10-Q
period 2024-09-30
Aurinia Pharmaceuticals Inc.
filed 2024-11-07
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of November 6, 2024, the registrant had 143,179,269 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

(unaudited)	September 30, 2024	December 31, 2023
ASSETS
Current assets
Cash, cash equivalents, and restricted cash	$37,142	$48,875
Short-term investments	311,605	301,614
Accounts receivable, net	36,483	24,089
Inventories, net	38,714	39,705
Prepaid expenses and deposits	13,815	9,486
Other current assets	2,700	1,031
Total current assets	440,459	424,800
Non-current assets
Long-term investments	—	201
Other non-current assets	868	1,517
Property and equipment, net	2,887	3,354
Acquired intellectual property and other intangible assets, net	4,509	4,977
Finance right-of-use assets, net	96,459	108,715
Operating right-of-use assets, net	4,179	4,498
Total assets	$549,361	$548,062
LIABILITIES
Current liabilities
Accounts payable and accrued liabilities	56,770	54,389
Deferred revenue	4,304	4,813
Other current liabilities (of which $0.8 million and $0.8 million at September 30, 2024 and December 31, 2023 is due to a related party, respectively)	1,590	2,388
Finance lease liabilities	14,927	14,609
Operating lease liabilities	1,018	989
Total current liabilities	78,609	77,188
Non-current liabilities
Finance lease liabilities	65,955	75,479
Operating lease liabilities	5,951	6,530
Deferred compensation and other non-current liabilities (of which $7.0 million at September 30, 2024 and $7.6 million in December 31, 2023 is due to a related party, respectively)	10,844	10,911
Total liabilities	161,359	170,108
Commitments and contingencies (Note 18)
SHAREHOLDER’S EQUITY
Common shares - no par value, unlimited shares authorized, 143,109 and 143,833 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	1,206,613	1,200,218
Additional paid-in capital	119,773	120,788
Accumulated other comprehensive loss	(385)	(730)
Accumulated deficit	(937,999)	(942,322)
Total shareholders' equity	388,002	377,954
Total liabilities and shareholders' equity	$549,361	$548,062
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except per share data)

	Three months ended		Nine months ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)
Revenue
Product revenue, net	$55,503	$40,781	$158,604	$116,218
License, collaboration, and royalty revenue	12,268	13,734	16,662	14,200
Total revenue, net	67,771	54,515	175,266	130,418
Operating expenses
Cost of sales	6,035	6,769	22,696	8,753
Selling, general and administrative	42,367	47,759	134,996	144,964
Research and development	3,047	13,605	12,678	39,413
Restructuring expenses	—	—	7,755	—
Other expense (income), net	4,574	2,645	159	(695)
Total cost of sales and operating expenses	56,023	70,778	178,284	192,435
Income (Loss) from operations	11,748	(16,263)	(3,018)	(62,017)
Interest expense	(1,208)	(1,400)	(3,689)	(1,465)
Interest income	4,267	4,514	12,982	12,429
Net income (loss) before income taxes	14,807	(13,149)	6,275	(51,053)
Income tax expense	457	298	1,952	92
Net income (loss)	$14,350	$(13,447)	$4,323	$(51,145)
Other comprehensive (loss) gain:
Unrealized gain on available-for-sale securities, net of tax of nil	474	73	345	114
Comprehensive income (loss)	$14,824	$(13,374)	$4,668	$(51,031)

Net income (loss) per share:
Basic	$0.10	$(0.09)	$0.03	$(0.36)
Diluted	$0.10	$(0.09)	$0.03	$(0.36)

Weighted-average common shares outstanding:
Basic	143,051	142,847	143,353	143,085
Diluted	145,651	142,847	145,010	143,085
The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Three Months Ended September 30, 2024	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2024	142,984	$1,205,554	$112,270	$(859)	$(952,349)	$364,616
Shares issued on exercise of stock options and vesting of restricted stock units	125	1,059	(824)	—	—	235
Share-based compensation	—	—	8,327	—	—	8,327
Unrealized gain on available-sale-securities, net	—	—	—	474	—	474
Net income	—	—	—	—	14,350	14,350
Balance at September 30, 2024	143,109	$1,206,613	$119,773	$(385)	$(937,999)	$388,002

	Common Shares
Three Months Ended September 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at June 30, 2023	143,369	$1,196,480	$98,832	$(1,020)	$(902,000)	$392,292
Shares issued on exercise of stock options and vesting of restricted stock units	236	2,080	(929)	—	—	1,151
Shared-based compensation	—	—	11,808	—	—	11,808
Unrealized gain on available-for-sale securities, net	—	—	—	73	—	73
Net loss	—	—	—	—	(13,447)	(13,447)
Balance at September 30, 2023	143,605	$1,198,560	$109,711	$(947)	$(915,447)	$391,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(in thousands)
(unaudited)

	Common Shares
Nine Months Ended September 30, 2024	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
Shares issued on exercise of stock options and vesting of restricted stock units	2,548	23,966	(23,320)	—	—	646
Shares repurchased and cancelled, inclusive of transaction costs	(3,424)	(18,619)		—	—	(18,619)
Issuance of common shares in conjunction with ESPP program	152	1,048	(345)	—	—	703
Share-based compensation	—	—	22,650	—	—	22,650
Unrealized gain on available-for-sale securities, net	—	—	—	345	—	345
Net income	—	—	—	—	4,323	4,323
Balance at September 30, 2024	143,109	$1,206,613	$119,773	$(385)	$(937,999)	$388,002

	Common Shares
Nine Months Ended September 30, 2023	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Shares issued on exercise of stock options and vesting of restricted stock units	1,127	11,141	(8,117)	—	—	3,024
Issuance of common shares in conjunction with ESPP program	210	2,110	(1,204)	—	—	906
Shared-based compensation	—	—	33,543	—	—	33,543
Unrealized gain on available-for-sale securities, net	—	—	—	114	—	114
Net loss	—	—	—	—	(51,145)	(51,145)
Balance at September 30, 2023	143,605	$1,198,560	$109,711	$(947)	$(915,447)	$391,877

The accompanying notes are an integral part of these condensed consolidated financial statements.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2024	2023
(in thousands)	(unaudited)
Cash flows from operating activities
Net income (loss)	$4,323	$(51,145)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	14,583	6,698
Net amortization of premiums and discounts on short-term investments	(9,752)	(8,836)
Share-based compensation expense	22,650	33,543
Foreign exchange on finance lease liability	(718)	(1,335)
Other, net	220	(1,659)
Net changes in operating assets and liabilities
Accounts receivable, net	(12,394)	(24,463)
Inventories, net	991	(8,984)
Prepaid expenses and other current assets	(6,001)	(2,889)
Non-current operating assets	(12)	(16)
Accounts payable, accrued and other liabilities	934	11,812
Operating lease liabilities	(550)	(499)
Net cash provided by (used in) operating activities	14,274	(47,773)
Cash flows from investing activities
Purchase of investments	(461,140)	(379,213)
Proceeds from investments	461,448	391,287
Upfront lease payment	(44)	(11,864)
Purchase of property and equipment	—	(419)
Capitalized patent costs	(225)	(240)
Net cash provided by (used in) investing activities	39	(449)
Cash flows from financing activities
Repurchase of common shares	(18,435)	—
Principal portion of finance lease payments	(8,959)	(3,482)
Proceeds from exercise of stock options and employee share purchase plan	1,348	3,929
Cash (used in) provided by financing activities	(26,046)	447
Net decrease in cash, cash equivalents, and restricted cash	(11,733)	(47,775)
Cash, cash equivalents, and restricted cash, beginning of period	48,875	94,172
Cash, cash equivalents, and restricted cash, end of period	$37,142	$46,397

Supplemental cash flow information
Cash received for interest	$2,803	$3,559
Cash paid for income taxes	$(1,459)	$(339)

Reconciliation of cash, cash equivalents, and restricted cash to the condensed consolidated balance sheets
Cash, cash equivalents	$36,630	$45,557
Restricted cash	512	840
Total cash, cash equivalents, and restricted cash	$37,142	$46,397
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
On February 15, 2024, the Company announced the conclusion of its previously announced strategic review process and actions designed to enhance shareholder value. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25% and discontinued its AUR300 research and development program. For further discussion, refer to Note 19, Restructuring.
On November 7, 2024, Aurinia announced it was implementing a strategic restructuring to sharpen the Company's focus on continued LUPKYNIS® growth and the rapid development of AUR200. This restructuring will result in a workforce reduction of approximately 45% and Aurinia anticipates a one-time restructuring charge in the fourth quarter of 2024 of approximately $15 to $19 million and will focus the Company’s LUPKYNIS commercial strategy on the highest growth drivers.
The Company is also developing its pipeline asset AUR200, a differentiated, potential next generation therapy for autoimmune diseases that targets both BAFF (B-cell Activating Factor) and APRIL (A Proliferation-Inducing Ligand). On September 5, 2024, the Company announced the first participant has been dosed in a Phase 1 single ascending dose (SAD) study of AUR200. The SAD study will assess the safety, tolerability, pharmacokinetics, and changes in biomarkers for AUR200 in healthy volunteers, with data expected in the first half of 2025.
Aurinia's head office and registered office is located at #140, 14315-118 Avenue, Edmonton, Alberta, Canada T5L 4S6. Aurinia also has a United States commercial office located at 77 Upper Rock Circle Suite 700, Rockville, Maryland, 20850.
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
In the opinion of management, the accompanying unaudited condensed consolidated financial statements include all adjustments, consisting of normal recurring adjustments considered necessary for fair presentation in accordance with U.S. GAAP. The condensed consolidated balance sheet as of September 30, 2024 was derived from audited annual consolidated financial statements but does not include all annual disclosures required by U.S. GAAP. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2023. The results of operations for the three and nine months ended September 30, 2024 are not necessarily indicative of the results to be expected for the full year or any other future periods.
These unaudited condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Aurinia Pharma U.S., Inc. (Delaware incorporated) and Aurinia Pharma Limited (UK incorporated). All intercompany balances and transactions have been eliminated in consolidation and operate in one segment.

These unaudited condensed consolidated financial statements are presented in U.S. dollars, which is the Company's and all of its foreign subsidiaries' functional currency. Therefore, there is no currency translation adjustment upon consolidation as the remeasurement of gains or losses are recorded in the condensed consolidated statements of operations. All monetary assets and liabilities denominated in a foreign currency are remeasured into U.S. dollars at the exchange rate on the balance sheet date. Non-monetary assets and liabilities (along with their related expenses) are translated at the rate of exchange in effect on the date the assets were acquired. Monetary income and expense items are translated at the average foreign currency rate. Foreign exchange gains and losses arising on translation or settlement of a foreign currency denominated monetary item are included in the consolidated statements of operations and recorded in other expense (income), net.
Significant Accounting Policies
The Company's significant accounting policies have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023, other than as stated below.
Product Revenues
We sell LUPKYNIS (voclosporin) primarily to specialty pharmacies and a specialty distributor, and semi-finished product directly to our ex-U.S. partner Otsuka. These customers subsequently distribute the Company's products. Revenues from product sales are recognized when the customer obtains control of the Company's product, which occurs upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed to patients. The Company uses a data aggregator and historical claims to estimate variable consideration for inventory sold to its specialty pharmacies that has not yet been dispensed. Actual amounts may ultimately differ from the Company's estimates. If actual results vary, the Company adjusts these estimates, which could have an effect on earnings in the period of adjustment. As of September 30, 2024, the Company did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
Major Customers: The Company currently has two main specialty pharmacies for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and royalty, collaboration, and manufacturing services revenue in the Otsuka Territories. Revenues from our two main customers represented approximately 49% and 38% of revenues for the nine months ended September 30, 2024. Revenues from our two main customers represented approximately 50% and 39% of revenues for the nine months ended September 30, 2023.

In late March 2022, the Company provided a nominal additional discount to both of its two main U.S. specialty pharmacies, applicable for the 2022 calendar year, in connection with holding additional amounts of LUPKYNIS on hand for risk mitigation and supply chain concerns. In December 2022, the Company extended the nominal discount to the end of 2024. Such discounts, or any future discounts, may result in reduced sales to these customers in subsequent periods and substantial fluctuations in revenues from period to period. The Company monitors economic conditions, the creditworthiness of customers and government regulations and funding, both domestically and abroad. The Company regularly communicates with its customers regarding the status of receivable balances. Global economic conditions and customer specific factors may require the Company to periodically reevaluate the collectability of its receivables and based on this evaluation the Company could potentially incur credit losses. The Company has had no historical write-offs related to customers or receivables.
Accounts Receivable, net: Accounts receivable are stated at their net realizable value. The Company's accounts receivable primarily represent amounts due to the Company from product sales and from its Otsuka collaboration agreement (Note 12). As of September 30, 2024, and December 31, 2023, accounts receivable, net are $36.5 million and $24.1 million, respectively. The Company's standard credit terms range from 30 to 45 days. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. The Company estimates the allowances using the current expected credit loss, or CECL, model. Under the CECL model, the allowances reflect the net amount expected to be collected from the accounts receivable. Aurinia evaluates the collectability of these cash flows based on the asset’s amortized cost, the risk of loss even when that risk is remote, losses over an asset’s contractual life, and other relevant information available to the Company. Accounts receivable balances are written off against the allowance when it is probable that the receivable will not be collected. Given the nature of the Company's accounts receivable, it determined that an allowance for current expected credit losses was nil as of September 30, 2024, and December 31, 2023.
Share-Based Compensation: The Company follows ASC Topic 718, Compensation - Stock Compensation, which requires the measurement and recognition of compensation expense, based on estimated fair values, for all share-based awards made to employees and directors. The Company records compensation expense based on the fair value on the grant date using the graded accelerated vesting method for all share-based payments related to stock options, performance awards (PAs), restricted stock units (RSUs) and purchases under the Company's 2021 Employee Share Purchase Plan (ESPP). The estimated fair value of performance-based awards is measured on the grant date and is recognized when it is determined that it is probable that the performance condition will be achieved. The Company has elected a policy for all share-based awards to estimate forfeitures based on historical forfeiture experience at the time of grant and revise in subsequent periods if actual forfeitures differ from those estimates.
Restructuring Expenses: Restructuring expenses consist primarily of employee severance, contract termination costs and other costs. Liabilities for costs associated with a restructuring activity are recognized when the liability is incurred and are measured at fair value. According to ASC 420, Exit or Disposal Cost Obligations, one-time employee severance and termination benefits are expensed at the date the entity notifies the employee of the plan, unless the employee must provide future service, in which case the benefits are expensed in the period when the service ends. One-time termination benefits include severance, continuation of health insurance coverage for certain employees, and other benefits such as outplacement support services for a specified period of time.
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
Recent Accounting Pronouncements
In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company is not early adopting, and therefore, this ASU is not adopted in the current period. The Company is currently assessing the potential impact this ASU may have on the consolidated financial statements.
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
3.    Fair Value Measurements
The Company's financial instruments consist primarily of cash, cash equivalents, restricted cash, investments, accounts receivable, accounts payable, and accrued liabilities. The carrying value of accounts receivable, accounts payable, and accrued liabilities approximate their fair value because of their short-term nature. Estimated fair value of available-for-sale debt securities are generally based on prices obtained from commercial pricing services.
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
The following table summarizes the financial assets (cash, cash equivalents, restricted cash, and investments) measured at fair value on a recurring basis:

	September 30, 2024
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$37,142	$—	$—	$37,142
Corporate bonds	—	601	—	601
Commercial paper	—	2,028	—	2,028
Treasury bills	—	196,471	—	196,471
Treasury bonds	—	112,505	—	112,505
Total financial assets	$37,142	$311,605	$—	$348,747

	December 31, 2023
(in thousands)	Level 1	Level 2	Level 3	Total
Financial assets:
Cash, cash equivalents, and restricted cash	$48,875	$—	$—	$48,875
Corporate bonds	—	33,781	—	33,781
Commercial paper	—	39,304	—	39,304
Treasury bills	—	122,806	—	122,806
Treasury bonds	—	105,924	—	105,924
Total financial assets	$48,875	$301,815	$—	$350,690
The Company's Level 1 instruments include cash, cash equivalents, and restricted cash that are valued using quoted market prices. Aurinia estimates the fair values of investments in corporate debt securities, government and government related securities and certificates of deposits by taking into consideration valuations obtained from third-party pricing services. The fair value of the Company's investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications. At September 30, 2024 and December 31, 2023, the weighted average remaining contractual maturities of Aurinia's Level 2 investments were approximately 7 months for both periods. The Company's policy is for these investments to have an overall rating of A-1, or higher, by Standard & Poor's, or an equivalent rating by Moody’s or Fitch.
No credit loss allowance was recorded as of September 30, 2024 and December 31, 2023, as the Company does not believe the unrealized loss is a result of a credit loss due to the nature of the investments. Aurinia also considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted.
Refer to Note 4, Cash, Cash Equivalents, Restricted Cash, and Investments, for the carrying amount and related unrealized gains (losses) by type of investment.

4.    Cash, Cash Equivalents, Restricted Cash, and Investments
As of September 30, 2024, and December 31, 2023, the Company had $348.7 million and $350.7 million, respectively of cash, cash equivalents, restricted cash, and investments summarized below. As of September 30, 2024, and December 31, 2023, $311.6 million and $301.8 million were available-for-sale debt securities which are carried at fair market value.

	September 30, 2024
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents, and restricted cash	$37,142	$—	$—	$37,142
Corporate bonds	599	2	—	601
Commercial paper	2,028	—	—	2,028
Treasury bills	196,311	160	—	196,471
Treasury bonds	112,246	259	—	112,505
Total cash, cash equivalents, restricted cash, and short-term investments	348,326	421	—	348,747
Total long-term investment corporate bond	—	—	—	—
Total cash, cash equivalents, restricted cash, and investments	$348,326	$421	$—	$348,747

	December 31, 2023
(in thousands)	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents, and restricted cash	$48,875	$—	$—	$48,875
Corporate bonds	33,576	4	—	33,580
Commercial paper	39,305	—	(1)	39,304
Treasury bills	122,757	49	—	122,806
Treasury bonds	105,903	21	—	105,924
Total cash, cash equivalents, restricted cash, and short-term investments	350,416	74	(1)	350,489
Total long-term investment corporate bond	200	1	—	201
Total cash, cash equivalents, restricted cash, and investments	$350,616	$75	$(1)	$350,690

As of September 30, 2024, and December 31, 2023, accrued interest receivable from investments was $0.5 million and $0.7 million, respectively. During the three and nine months ended September 30, 2024, the Company had $0.5 million and $0.3 million of unrealized gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive income (loss) on the consolidated statements of operations. During the three and nine months ended September 30, 2023, the Company had $0.1 million and $0.1 million of unrealized gains on available-for-sale securities, net of tax, respectively, which are included as a component of comprehensive income (loss) on the consolidated statements of operations. Currently, the Company does not intend to sell investments that are in an unrealized loss position, and it is unlikely the Company will be required to sell the investments before recovery of their amortized cost basis, which may be at maturity. The Company has determined that the gross unrealized gains on investments at September 30, 2024, were temporary in nature. Realized gains or losses were immaterial during the three and nine months ended September 30, 2024, and 2023.

The Company's short-term investments as of September 30, 2024 mature at various dates through August 2025.

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

The Company assesses recoverability of inventory each reporting period to determine if any write-down to net realizable value is necessary. As of September 30, 2024, and December 31, 2023, Aurinia recorded reserves of finished goods inventories of nil and $0.8 million, respectively, which were primarily related to potential inventory obsolescence.

The components of inventory, net are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Raw materials	$1,702	$1,746
Work in process	34,990	37,376
Finished goods, net of reserve	2,022	583
Total inventories, net	$38,714	$39,705

6.Prepaid Expenses and Deposits
Prepaid expenses are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Prepaid assets	$7,730	$6,892
Prepaid deposits	4,189	1,345
Prepaid insurance	1,896	1,249
Total prepaid expenses and deposits	$13,815	$9,486

7.Intangible Assets
The following table summarizes the carrying amount of intangible assets, net of accumulated amortization.

	September 30, 2024
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$2,073	$(1,354)	$719
Acquired intellectual property and reacquired rights	15,126	(11,336)	3,790
Internal-use software implementation costs	2,873	(2,873)	—
	$20,072	$(15,563)	$4,509

	December 31, 2023
(in thousands)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Patents	$1,847	$(1,297)	$550
Acquired intellectual property and reacquired rights	15,126	(10,737)	4,389
Internal-use software implementation costs	2,873	(2,835)	38
	$19,846	$(14,869)	$4,977

Amortization expense for the three months ended September 30, 2024, and 2023, was approximately $0.2 million and $0.5 million, respectively. Amortization for the nine months ended September 30, 2024, and 2023, was approximately $0.7 million and $1.4 million, respectively.
8.    Property and Equipment, net
Property and equipment, net are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Leasehold improvements	$3,243	$3,243
Office equipment	631	631
Furniture	1,155	1,155
Computer equipment	235	235
	5,264	5,264
Less accumulated depreciation	(2,377)	(1,910)
Property and equipment, net	$2,887	$3,354
9.    Lease Obligations
The Company has the following lease obligations:
Rockville, Maryland
During March 2020, the Company entered into a lease for its U.S. commercial office in Rockville, Maryland for a total of 30,531 square feet of office space. The lease has a remaining term of approximately seven years and has an option to extend for two five-year periods after the initial term of 11 years has elapsed and has an option to terminate after seven years. As of September 30, 2024, the Company had a right-of-use (ROU) asset of $4.1 million and lease liability of $6.8 million included in the condensed consolidated balance sheets. As of December 31, 2023, the Company had a right-of-use asset of $4.5 million and lease liability of $7.4 million included in the condensed consolidated balance sheets. The Company recorded leasehold improvement incentives in the amount of $2.3 million as additions to the lease liability.
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
The operating lease costs for all leases for the three and nine months ended September 30, 2024, and September 30, 2023, were $0.2 million and $0.6 million, respectively.

Monoplant
At lease inception, the Company recorded an ROU asset of approximately $117.6 million and a corresponding lease liability of $94.1 million, which is the present value of the minimum lease payments beginning July 2023 and expiring in 2030. The incremental borrowing rate applied to value the lease liability at inception is 6.19%, which was based on the financial position of the Company, geographical region and term of lease. As the monoplant finance lease is denominated in Swiss francs, the company incurs unrealized and realized foreign exchange gains and losses each reporting period related to the valuation of the lease liability and timing of lease payments.

As of September 30, 2024, the ROU asset, net and corresponding lease liability balance were $95.6 million and $80.7 million, respectively. As of December 31, 2023, the ROU asset, net and corresponding lease liability balance were $108.7 million and $90.1 million, respectively. For the three and nine months ended September 30, 2024, ROU amortization was $4.4 million and $13.1 million, respectively. For the three and nine months ended September 30, 2024, interest expense was $1.2 million and $3.7 million, respectively.
Beinheim
The Company entered into an equipment and facility finance lease for a backup manufacturing encapsulation site in Beinheim, France that commenced operations during June 2024 with a lease term of seven years. The incremental borrowing rate applied to value the lease liability at inception is 6.19%, which was based on the financial position of the Company, geographical region and term of lease.
As of September 30, 2024, the ROU asset, net and corresponding lease liability balance were $0.8 million and $0.1 million, respectively.
The following table represents the weighted-average remaining lease terms and discount rates as of September 30, 2024:

	As of September 30, 2024
	Weighted Average Remaining Lease Term (years)	Weighted Average Discount Rate
Operating leases	6.9	5.27%
Finance lease	5.5	6.19%
Supplemental cash flow information related to leases are as follows:

	Nine Months Ended September 30,
	2024	2023
	(in thousands)
Cash paid for amounts included in the measurement of lease liabilities
Financing cash flows for finance leases	$(8,959)	$(3,482)
Operating cash flows for finance leases	$(3,354)	$(718)
Operating cash flows for operating leases	$(831)	$(805)

Supplemental disclosure of noncash transactions
Finance right-of-use asset obtained in exchange for lease obligations	$96,459	$113,069
Finance lease liability arising from obtaining right-of-use assets	$80,882	$85,521

Future maturities of lease liabilities as of September 30, 2024 are as follows:

(in thousands)	Finance Lease Payments	Operating Lease Payments
Remainder of 2024	$4,295	$283
2025	17,203	1,141
2026	17,204	1,169
2027	17,204	1,198
2028	17,205	1,227
Thereafter	21,554	3,302
Total lease payments	94,665	8,320
Less: imputed interest	(13,783)	(1,351)
Total	$80,882	$6,969

10.Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities are as follows:

(in thousands)	September 30, 2024	December 31, 2023
Commercial accruals	$25,523	$16,216
Employee accruals	14,180	22,486
Trade payables	8,878	4,327
Other accrued liabilities	4,672	5,190
Accrued R&D projects	2,331	5,503
Income taxes payable	1,007	667
Restructuring accruals	179	—
Total accounts payable and accrued liabilities	$56,770	$54,389

11.Deferred Compensation and Other Non-current Liabilities

The Company recorded other non-current liabilities of $10.8 million and $10.9 million as of September 30, 2024, and December 31, 2023, respectively. The balance for both periods primarily included deferred compensation arrangements whereby certain former executive officers as of March 8, 2012 were provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations were also contingent on the occurrence of uncertain future events. One of the former officers, Dr. Robert T. Foster, is considered a related party following his appointment to the Board of Directors (the Board) on September 21, 2023. For further discussion, refer to Note 17, Related Party Transactions.
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

As part of the agreement, the Company received an upfront cash payment of $50.0 million in 2020 for the license agreement and has received $50.0 million in regulatory and pricing approval related milestones. The Company provides semi-finished product of LUPKYNIS to Otsuka on a cost-plus basis, sharing capacity of the monoplant and receives tiered royalties ranging from 10 to 20 percent (dependent on territory and achievement of sale thresholds) on net product sales by Otsuka, along with additional milestone payments based on the attainment of certain annual sales. In addition, certain collaboration services are to be provided to Otsuka on agreed upon rates.
On September 24, 2024, the Company announced that the Japanese Ministry of Health, Labour, and Welfare has approved LUPKYNIS, a second-generation calcineurin inhibitor, in combination with mycophenolate mofetil (MMF) to treat LN. As part of the December 2020 agreement with Otsuka, the Company is eligible to receive a payment of $10.0 million U.S. dollars upon approval in Japan along with low double-digit royalties on net sales once launched. As a result, the $10.0 million milestone was recognized as collaboration revenue in the quarter.
For the three and nine months ended September 30, 2024, the Company recognized $12.3 million and $16.7 million, respectively of license, collaboration, and royalty revenue from services provided under the Otsuka agreement. For the three and nine months ended September 30, 2023, the Company recognized $12.7 million and $13.2 million, respectively.

13.    Shareholder's Equity

On February 15, 2024, Aurinia announced that the Board had approved a share repurchase program of up to $150 million common shares of the Company, affirming its confidence in the Company's growth prospects.

On February 29, 2024, Canadian securities regulators granted exemptive relief for the Company’s share repurchase program, authorizing the Company to purchase up to 15 percent of its issued and outstanding shares in any 12-month period for up to 36 months, including under the current program. This program may be implemented through open market or privately negotiated purchases, including under a plan intended to comply with the affirmative defense under Rule 10b5-1, Rule 10b-18 or an automatic securities purchase plan, an accelerated share repurchase program, or other mechanisms. The timing and amount of repurchase transactions will be determined by management based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. The purchase price of any Common Shares will be determined in accordance with applicable U.S. securities laws.
As of September 30, 2024, the Company had repurchased approximately 3.4 million of Aurinia's common shares for $18.6 million (including transaction costs, which consist of commissions and excise tax). The cost of repurchased shares are reported as a reduction in common shares and under Alberta law, the shares were cancelled and not reissued.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except per share data)	2024	2023	2024	2023
Numerator:
Net income (loss) used for the calculation of basic and diluted EPS	$14,350	$(13,447)	$4,323	$(51,145)

Denominator:
Weighted-average common shares outstanding, basic	143,051	142,847	143,353	143,085
Effect of dilutive shares:
Stock options, RSUs, performance awards and ESPP	2,600	—	1,657	—
Weighted-average diluted common shares outstanding, diluted	145,651	142,847	145,010	143,085

Net income (loss) per share, basic	$0.10	$(0.09)	0.03	(0.36)
Net income (loss) per share, diluted	$0.10	$(0.09)	$0.03	$(0.36)

The Company did not include certain shares issuable under share-based compensation plans because the effect would have been antidilutive. The number of common shares excluded was insignificant for all periods presented.

15.Share-based Compensation
The Company's Amended and Restated Equity Incentive Plan (the Plan), which was adopted and approved by the Company's shareholders in June 2021, allows for an issuance of up to an aggregate of 23.8 million shares (inclusive of then outstanding awards) and provides for grants of stock options, performance awards (PAs), and restricted stock units (RSUs) that may be settled in cash and common shares. Also in June 2021, the Company's shareholders adopted and approved the Company's Employee Stock Purchase Plan (2021 ESPP), which allows for the issuance of up to 2.5 million shares. The 2021 ESPP is intended to qualify as an “employee stock purchase plan” under Section 423 of the Internal Revenue Code but also permits the Company to include the employees, including non-United States employees, in offerings not intended to qualify under Section 423. The purpose of the 2021 ESPP is to provide eligible employees with opportunities to purchase the Company’s common shares at a discounted price. As of September 30, 2024, 0.9 million shares have been purchased under the ESPP.
In addition to stock options, PAs and RSUs granted under the Plan, the Company has granted certain stock options and RSUs as inducements material to new employees entering employment in accordance with Nasdaq Listing Rule 5635(c)(4). The inducements were granted outside of the Plan.
Stock Options
The Plan requires the exercise price of each option not to be less than the closing market price of the Company’s common shares on the business day immediately prior to the date of grant. The Board approves the vesting criteria and periods at its discretion. The options issued under the Plan are accounted for as equity-settled share-based payments.
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
The following weighted average assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2024, and September 30, 2023:

	2024	2023
Annualized volatility	77%	71%
Risk-free interest rate	4.08%	3.92%
Expected life of options in years	5.0 years	5.0 years
Estimated forfeiture rate	13.0%	12.7%
Dividend rate	0.0%	0.0%
Fair value per common share option	$3.82	$5.94
The following table summarizes the option award activity for the nine months ended September 30, 2024:

	September 30, 2024
	Number of shares (in thousands)	Weighted average exercise price $
Outstanding - December 31, 2023	11,556	$10.63
Granted	325	5.89
Exercised	(125)	5.18
Forfeited or cancelled	(2,006)	12.81
Outstanding - September 30, 2024	9,750	$10.09
Restricted Stock Units and Performance Awards
The Company has granted RSUs and PAs under the Plan, as well as inducements for certain new hires as discussed above. The RSUs and PAs are fair valued based on the previous business days' market price of common shares on the date of the grant.
The following table summarizes the RSU and PA activity for the nine months ended September 30, 2024:

	September 30, 2024
	Number of shares (in thousands)	Weighted average fair value price $
Unvested balance, December 31, 2023	7,807	$9.29
Granted	4,663	6.89
Vested	(2,422)	9.50
Forfeited	(1,673)	8.99
Unvested balance - September 30, 2024	8,375	$7.96

Share-based Compensation Expense
The Company recognized share-based compensation expense for the three and nine months ended September 30, 2024, and September 30, 2023, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Research and development	$306	$1,975	$(1,773)	$5,679
Selling, general and administrative	7,812	9,560	23,427	26,969
Capitalized under inventories	209	273	996	895
Share-based compensation expense	$8,327	$11,808	$22,650	$33,543
As of September 30, 2024, there was $25.7 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of approximately 1.3 years.

16.Income Taxes

The effective tax rates for the three and nine months ended September 30, 2024, and September 30, 2023, differed from the Canadian statutory rate applied to income or losses before income taxes primarily as a result of the mix of income, losses and valuation allowances.

The Company recognized an income tax expense of approximately $0.5 million and $2.0 million for the three and nine months ended September 30, 2024, respectively. The Company recognized an income tax expense of approximately $0.3 million and $0.1 million for the three and nine months ended September 30, 2023, respectively. The income tax expense recognized for these periods is a result of income in certain jurisdictions. This tax expense is not offset by a tax benefit as the Company has losses which are fully offset by a valuation allowance in its significant jurisdictions.
17.Related Party Transactions
On September 21, 2023, the Company appointed Dr. Robert T. Foster to the Board. Dr. Foster is considered a related party since he is one of the former executive officers of the Company who, as of March 8, 2012 was provided with future potential employee benefit obligations for remaining with the Company for a certain period of time. These obligations are contingent on the occurrence of uncertain future events. Dr. Foster was not a related party of the Company between his resignation from the Company in 2014, and his appointment to the Board on September 21, 2023. As of September 30, 2024, the Company had $0.8 million and $7.0 million of current and non-current liabilities related to Dr. Foster, respectively. As of December 31, 2023, the Company had $0.8 million and $7.6 million of current and non-current liabilities related to Dr. Foster, respectively. As of September 30, 2024, and December 31, 2023, the Company made payments of $0.4 million and $0.1 million, respectively for each period as a related party for the deferred compensation.
18.Commitments and Contingencies
The Company may, from time to time, be subject to claims and legal proceedings brought against it in the normal course of business. Such matters are subject to many uncertainties. Management believes the ultimate resolution of such contingencies will not have a material adverse effect on the consolidated financial position of the Company. Other than as described under Part II, Item I, the Company's material commitments and contingencies have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2023.
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

19.Restructuring
On February 15, 2024, the Company announced the conclusion of its strategic review process and actions designed to enhance shareholder value. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25%. The Company discontinued its AUR300 research and development program.
As of September 30, 2024, the restructuring expenses are included within operating expenses on the condensed consolidated statements of operations and comprehensive income (loss). For the three and nine months ended September 30, 2024, restructuring expenses were nil and $7.8 million, respectively. Restructuring expenses consisted of the following:

(in thousands)	Nine Months Ended September 30, 2024
Employee severance and one time benefits	$6,075
Contract terminations	1,105
Other costs	575
Total	$7,755

20.Subsequent Events
Effective November 7, 2024, Aurinia appointed Craig Johnson to the Board. Mr. Johnson has more than 30 years of experience serving in senior financial management roles and governing companies in the biotechnology industry.
The Company also announced that Dr. Robert T. Foster has retired from the Board effective November 5, 2024.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included in this Quarterly Report on Form 10-Q. The information in this discussion contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended, (the Exchange Act), which are subject to the “safe harbor” created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements are based on our management’s beliefs and assumptions and on information currently available to our management. These forward-looking statements include, but are not limited to, statements concerning our strategy, future operations, future financial position, future revenues, projected costs, prospects and plans; objectives of management; the key potential benefits of LUPKYNIS; our anticipation of a one-time restructuring charge in the fourth quarter of 2024 of $15 to $19 million, with post‑restructuring annualized cash-based operating expense savings of more than $40 million; our estimate that we will reduce our workforce by approximately 45%; our expectation that our restructuring will further improve operational efficiency; our estimate, based on our patient-specific estimated glomerular filtration rate (eGFR) dosing regimens, the average utilization in our clinical trials, and accounting for factors including mandatory rebates, channel discounts, and anticipated patient adherence, that we expect our average annualized net realizable revenue per patient to be approximately $70,000 to $75,000; timing for data the AUR200 SAD study; our belief that we have sufficient financial resources to fund our current plans for at least the next few years; and our potential to receive certain payments and royalties under our agreement with Otsuka Pharmaceuticals Co. Ltd., or Otsuka. In some cases, you can identify forward-looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expect,” “plan,” “anticipate,” “believe,” “estimate,” “project,” “predict,” “propose,” “intend,” “continue,” “potential,” “possible,” “foreseeable,” “likely,” “unforeseen” and similar expressions intended to identify forward-looking statements. These statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance, time frames or achievements to be materially different from any future results, performance, time frames or achievements expressed or implied by the forward-looking statements. We have made numerous assumptions about the forward-looking statements and information contained herein, including among other things, assumptions about: the accuracy of reported data from third-party studies and reports; that our IP rights are valid and do not infringe the IP rights of third parties; our assumptions relating to the capital required to fund operations for the next few years; the timing and ability to execute on our restructuring plans; the costs, benefits and scope of our restructuring plans; the assumption that our current good relationships with our suppliers, service providers and other third parties will be maintained; assumptions relating to the burn rate of our cash for operations; assumptions relating to the capital required to fund operations for the next few years; assumptions relating to the progress of our pre-clinical activities that our third party service providers will comply with their contractual obligations. Even though management believes that the assumptions made, and the expectations represented by such statements or information are reasonable, there can be no assurance that the forward-looking information will prove to be accurate. We discuss many of these risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of our 2023 Annual Report on Form 10-K, as filed with the U.S. Securities and Exchange Commission on February 15, 2024 and with applicable Canadian securities regulatory authorities. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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

On February 15, 2024, the Company announced the conclusion of its previously announced strategic review process and actions designed to enhance shareholder value. Aurinia executed a corporate restructuring in the first quarter that reduced employee headcount by approximately 25% and discontinued its AUR300 research and development program. For further discussion, refer to Note 19, Restructuring.
On November 7, 2024, Aurinia announced it was implementing a strategic restructuring to sharpen the Company's focus on continued LUPKYNIS® growth and the rapid development of AUR200. The restructuring will result in a workforce reduction of approximately 45% and Aurinia anticipates a one-time restructuring charge in the fourth quarter of 2024 of approximately $15 to $19 million and will focus the Company’s LUPKYNIS commercial strategy on the highest growth drivers. The restructuring will also improve operational efficiency, with anticipated post-restructuring annualized cash savings of more than $40 million.
The Company is also developing its pipeline asset AUR200, a differentiated, potential next generation therapy for autoimmune diseases that targets both BAFF (B-cell Activating Factor) and APRIL (A Proliferation-Inducing Ligand).
Recent Developments
On September 5, 2024, the Company announced the first participant has been dosed in a Phase 1 SAD study of AUR200, a differentiated, potential best-in-class therapy for autoimmune diseases that targets both BAFF and APRIL. The SAD study will assess the safety, tolerability, pharmacokinetics, and changes in biomarkers for AUR200 in healthy volunteers, with data expected in the first half of 2025.
On September 24, 2024, the Company announced that the Japanese Ministry of Health, Labour, and Welfare has approved LUPKYNIS in combination with mycophenolate mofetil (MMF) to treat LN. As part of the December 2020 agreement with Otsuka, the Company is eligible to receive a payment of $10.0 million U.S. dollars upon approval in Japan along with low double-digit royalties on net sales once launched. As a result, the $10.0 million milestone was recognized as collaboration revenue in the quarter.
In September 2024, the Board appointed Kevin Tang, President of Tang Capital Management, LLC, a life sciences-focused investment company that he founded in 2002, as a Director and Chair of the Board. Mr. Tang has more than 20 years of experience investing in, governing and leading companies in the biopharmaceutical industry. The Company also announced the acceptance of the conditional resignations of three directors who received less than majority support at the 2024 Annual General Meeting.
Effective November 7, 2024, Aurinia appointed Craig Johnson to the Board. Mr. Johnson has more than 30 years of experience serving in senior financial management roles and governing companies in the biotechnology industry.
The Company also announced that Dr. Robert T. Foster has retired from the Board effective November 5, 2024.
Policies and Significant Judgments and Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2023 other than as stated below.
Product Revenues
We sell LUPKYNIS (voclosporin) primarily to specialty pharmacies and a specialty distributor and semi-finished product directly to our ex-U.S. partner Otsuka. These customers subsequently distribute our products. Revenues from product sales are recognized when the customer obtains control of our product, which occurs upon delivery to the customer.
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
Significant judgment is required in estimating variable consideration. In making these estimates, we consider historical data, including patient mix to accrue for variable consideration related to inventory sold to our customers that has not yet been dispensed to patients. We use a data aggregator and historical claims to estimate variable consideration for inventory sold to our specialty pharmacies that has not yet been dispensed. Actual amounts may ultimately differ from our estimates. If actual results vary, we adjust these estimates, which could have an effect on earnings in the period of adjustment. As of September 30, 2024, we did not have any material adjustments to variable consideration estimates based on actual results. These specific adjustments are detailed further in our Annual Report on Form 10-K for the year ended December 31, 2023.
Results of Operations
Three and Nine Months ended September 30, 2024 compared to Three and Nine Months ended September 30, 2023
The following table sets forth our results of operations for the three and nine months ended September 30, 2024 and September 30, 2023.

	Three Months Ended September 30,			Nine Months Ended September 30,
(in thousands)	2024	2023	Change	2024	2023	Change
Revenue
Product revenue, net	$55,503	$40,781	$14,722	$158,604	$116,218	$42,386
License, collaboration, and royalty revenue	12,268	13,734	(1,466)	16,662	14,200	2,462
Total revenue, net	67,771	54,515	13,256	175,266	130,418	44,848
Operating expenses
Cost of sales	6,035	6,769	(734)	22,696	8,753	13,943
Selling, general and administrative	42,367	47,759	(5,392)	134,996	144,964	(9,968)
Research and development	3,047	13,605	(10,558)	12,678	39,413	(26,735)
Restructuring expenses	—	—	—	7,755	—	7,755
Other expense (income), net	4,574	2,645	1,929	159	(695)	854
Total cost of sales and operating expenses	56,023	70,778	(14,755)	178,284	192,435	(14,151)
Income (Loss) from operations	11,748	(16,263)	28,011	(3,018)	(62,017)	58,999
Interest expense	(1,208)	(1,400)	192	(3,689)	(1,465)	(2,224)
Interest income	4,267	4,514	(247)	12,982	12,429	553
Net income (loss) before income taxes	14,807	(13,149)	27,956	6,275	(51,053)	57,328
Income tax expense	457	298	159	1,952	92	1,860
Net income (loss)	$14,350	$(13,447)	$27,797	$4,323	$(51,145)	$55,468

Total Revenue, Net
Total net revenue was $67.8 million and $54.5 million for the three months ended September 30, 2024, and September 30, 2023, respectively. Total net revenue was $175.3 million and $130.4 million for the nine months ended September 30, 2024, and September 30, 2023, respectively.
We currently sell to two main specialty pharmacies for U.S. commercial sales of LUPKYNIS and a collaboration partnership with Otsuka for sales of semi-finished product and license, collaboration, and royalty revenue in the Otsuka Territories.
The percentage of total net revenues from our main customers were as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Two main specialty pharmacies	81%	77%	87%	90%
Collaboration partnership	16%	21%	11%	9%
Product Revenue, Net
Net product revenue was $55.5 million and $40.8 million for the three months ended September 30, 2024, and September 30, 2023, respectively. Net product revenue was $158.6 million and $116.2 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. The increase in both periods is primarily due to increased LUPKYNIS sales to our two main specialty pharmacies, driven predominantly by further penetration of the LN market. Additionally, for the nine months ended September 30, 2024, we had sales of semi-finished product to Otsuka as Otsuka continues to commercialize in its territories.
The U.S. penetration can be demonstrated by a total of approximately 2,422 patients on therapy as of September 30, 2024, compared to approximately 1,939 patients on therapy as of September 30, 2023. Additionally, our 12-month persistency rate has increased to 57% at September 30, 2024, from approximately 54% at September 30, 2023.
License, Collaboration, and Royalty Revenues
License, collaboration, and royalty revenues were $12.3 million and $13.7 million for the three months ended September 30, 2024, and September 30, 2023, respectively. License, collaboration, and royalty revenues were $16.7 million and $14.2 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. The revenue is primarily due to a $10.0 million milestone recognized in third quarter of 2024 for the Japanese Ministry of Health, Labour, and Welfare approval of LUPKYNIS and a $10.0 million milestone recognized in third quarter of 2023 for pricing and reimbursement approval in certain European jurisdictions, coupled with manufacturing services revenue from Otsuka related to shared capacity services that commenced in late June 2023.
Cost of Sales
Cost of sales was $6.0 million and $6.8 million for the three months ended September 30, 2024, and September 30, 2023, respectively. Cost of sales was $22.7 million and $8.8 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. The decrease for the three months ended September 30, 2024, is primarily due to inventory write downs and semi-finished product sales to Otsuka in the prior three months ended September 30, 2023. The increase for the nine months ended September 30, 2024, is primarily due to the amortization of the monoplant finance right of use asset, which was placed into service in late June 2023 and therefore only partially impacted prior year results.
Gross Margin
Gross margin for the three months ended September 30, 2024, and September 30, 2023, was approximately 91% and 88%, respectively. Gross margin for the nine months ended September 30, 2024, and September 30, 2023, was approximately 87% and 93%, respectively.
Selling, General and Administrative Expenses
SG&A expenses decreased to $42.4 million for the three months ended September 30, 2024, compared to $47.8 million for the three months ended September 30, 2023. For the nine months ended September 30, 2024, and September 30, 2023, SG&A expenses were $135.0 million and $145.0 million, respectively. SG&A expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Salaries, incentive pay and employee benefits	$17,563	$19,563	$57,493	$61,851
Professional fees and services	11,982	12,716	38,727	37,202
Share-based compensation expense	7,812	9,560	23,427	26,969
Other public company costs, facility costs, insurance, information technology, amortization of property and equipment	2,728	3,284	8,225	10,546
Travel, trade shows and sponsorships	2,282	2,636	7,124	8,396
	$42,367	$47,759	$134,996	$144,964
The primary drivers for the decrease in both periods were lower employee related costs including share-based compensation and overhead costs due to the reduction in general and administrative headcount, which occurred late in the first quarter of 2024.
Research and Development Expenses
R&D expenses were $3.0 million and $13.6 million for the three months ended September 30, 2024, and September 30, 2023, respectively. For the nine months ended September 30, 2024, and September 30, 2023, R&D expenses were $12.7 million and $39.4 million, respectively. R&D expenses consisted of the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2024	2023	2024	2023
Contract research organizations (CRO) and developmental expenses	$1,380	$5,751	$6,486	$14,046
Clinical supply and distribution	354	2,208	2,353	8,355
Salaries, incentive pay and employee benefits	900	3,619	5,240	10,879
Share-based compensation expense	306	1,975	(1,773)	5,679
Other costs	107	52	372	454
	$3,047	$13,605	$12,678	$39,413

The primary drivers for the decrease in both periods were lower employee costs related to the reduction in headcount, which occurred late in the first quarter of 2024, a decrease of expenses related to ceasing our AUR300 development program, and lower expenses related to developing AUR200.

Restructuring Expenses
During the three and nine months ended September 30, 2024, restructuring expenses were approximately nil and $7.8 million and nil for the three and nine months ended September 30, 2023. Restructuring expenses primarily included employee severance, one-time benefit payments, and contract termination expenses related to the restructuring, which occurred late in the first quarter of 2024.
Other Expense (Income), net

Other expense (income), net was $4.6 million and $2.6 million for the three months ended September 30, 2024, and September 30, 2023, respectively. Other expense (income), net was $0.2 million and $(0.7) million for the nine months ended September 30, 2024, and September 30, 2023, respectively. The change is primarily driven by changes in the fair value assumptions related to our deferred compensation liability and the foreign exchange remeasurement of the monoplant lease liability, which commenced in June 2023 and is denominated in CHF.

Interest Expense
Interest expense was $1.2 million and $1.4 million for the three months ended September 30, 2024, and September 30, 2023, respectively. Interest expense was $3.7 million and $1.5 million for the nine months ended September 30, 2024, and September 30, 2023, respectively. The interest expense is due to the monoplant finance lease, which commenced in June 2023.

Interest Income

Interest income was $4.3 million and $4.5 million for the three months ended September 30, 2024, and September 30, 2023, respectively. Interest income was $13.0 million and $12.4 million for the nine months ended September 30, 2024, and September 30, 2023, respectively.
Liquidity and Capital Resources
As of September 30, 2024, we had cash, cash equivalents, and restricted cash of approximately $37.1 million and investments of $311.6 million compared to cash, cash equivalents, and restricted cash of $48.9 million and investments of $301.8 million at December 31, 2023. Cash needs were primarily related to the continued investment in LUPKYNIS commercialization activities, post approval commitments for LUPKYNIS, monoplant payments, share repurchases and restructuring related payments and were partially offset by an increase in cash receipts from sales of LUPKYNIS and cash payments from Otsuka. Cash, cash equivalents, restricted cash, and investments are primarily held in U.S. dollars. As of September 30, 2024, and December 31, 2023, we had working capital of $361.9 million and $347.6 million, respectively.
We are devoting the majority of our operational efforts and financial resources towards the commercialization and post- approval commitments for LUPKYNIS. Taking into consideration the cash, cash equivalents, and investments as of September 30, 2024, we believe that our cash position is sufficient to fund our current plans which include funding commercial activities, such as our FDA related post approval commitments, manufacturing and packaging commercial drug supply, funding our supporting commercial infrastructure, advancement of our pipeline, funding our working capital obligations and share repurchases for at least the next few years.

Cash Flow Summary
The following table summarizes our cash flows for the nine months ended September 30, 2024, and September 30, 2023:

	Nine Months Ended September 30,
(in thousands)	2024	2023
Net cash (used in) provided by:
Operating activities	$14,274	$(47,773)
Investing activities	39	(449)
Financing activities	(26,046)	447
Net decrease in cash and cash equivalents	$(11,733)	$(47,775)

Net cash provided by operating activities was $14.3 million for the nine months ended September 30, 2024, compared to net cash used in operating activities of $47.8 million for the nine months ended September 30, 2023. The increase in net cash provided by operating activities is primarily due to an increase in cash receipts from sales of LUPKYNIS and cash receipts from Otsuka, coupled with a reduction in operating expenses year over year, as a result of the restructuring in the first quarter of 2024. See "Total Revenue" above for further discussion regarding our increased sales of LUPKYNIS.
Cash provided by investing activities was $39 thousand during the nine months ended September 30, 2024, compared to net cash used of $0.4 million during the nine months ended September 30, 2023. The increase in cash provided by investing activities was primarily related to the timing of purchases and proceeds of investments and an upfront capital expenditure payment for the monoplant in 2023.
Cash used in financing activities was $26.0 million during the nine months ended September 30, 2024, compared to cash provided by financing activities of $0.4 million during the nine months ended September 30, 2023. The decrease was primarily due to share repurchases, which began in February 2024, and quarterly lease payments for our monoplant finance lease, which commenced during the third quarter of 2023.
Share Repurchase Program
In February 2024, the Board approved a share repurchase program of up to $150 million of our common shares. On February 29, 2024, Canadian securities regulators granted exemptive relief for the Company’s share repurchase program, authorizing the Company to purchase up to 15 percent of its issued and outstanding shares in any 12-month period for up to 36 months, including under the current program.
As of September 30, 2024, we had repurchased approximately 3.4 million of our common shares for $18.6 million (including transaction costs which consist of commissions and excise tax). The cost of repurchased shares are reported as a reduction in common shares and under Alberta law, the shares were cancelled and not reissued.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risks
Our activities can expose us to market risks which include interest rate risk, foreign currency risk, inflation risk and credit risk. Risk management is carried out by management under policies approved by the Board, with oversight provided by the Audit Committee of the Board. Our overall risk management program seeks to minimize adverse effects on our financial performance.
Interest Rate Risk
Financial assets and financial liabilities with variable interest rates expose us to cash flow interest rate risk. We manage our interest rate risk by maximizing the interest income earned on excess funds while maintaining the liquidity necessary to conduct operations on a day-to-day basis. As of September 30, 2024, our investment portfolio includes cash, cash equivalents, restricted cash, and investments of $348.7 million that earn interest at various rates. Our investment portfolio is maintained in accordance with our investment policy, which defines allowable investments, specifies credit quality standards and limits the credit exposure of any single issuer. Our investments held during the year were comprised of highly rated instruments such as certificates of deposits, money market instruments, obligations issued by the U.S. government and U.S. government agencies as well as corporate debt securities. As of September 30, 2024, these instruments primarily have a maturity of less than a year.

As of September 30, 2024, a hypothetical decrease of 100 basis points on the interest rates of our investments would result annually in approximately $3.1 million less interest in our portfolio. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio, due to the short-term nature of the investments and our current ability to hold these investments to maturity.

Accounts receivable, accounts payable and accrued liabilities bear no interest unless payments are not received timely. We do not believe that our results of operations or cash flows would be affected to a significant degree by a sudden change in market interest rates relative to our investment portfolio.

Foreign Currency Risk

We are exposed to financial risk related to the fluctuation of foreign currency exchange rates. Foreign currency risk for the Company is the risk variations in exchange rates between the U.S. dollar and foreign currencies, primarily with the Swiss franc, Canadian dollar and Great Britain Pound, which could affect our operating and financial results.

As of September 30, 2024, we had an $80.7 million finance lease liability on our balance sheet related to the monoplant. An assumed 10% fluctuation in the Swiss franc would have an approximate $8.1 million fluctuation in the valuation of the lease liability.

There were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations as of September 30, 2024.

Inflation Risk

Inflation has been volatile in recent periods and may continue to be volatile in the future. Inflation generally affects us by increasing our cost of labor, commercial support, manufacturing and clinical trial expenditures. In addition, inflation also impacts our government and payer rebates as it pertains to the consumer price index (CPI) penalty. Our investment portfolio may experience the risk of realized losses on our investments if we were to sell before maturity due to the market volatility caused by increased interest rates.

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

We are subject to credit risk in connection with our accounts receivable due from our two main specialty pharmacies for U.S. commercial sales, specialty distributor and collaboration partnership with Otsuka which accounted for the majority of our accounts receivable, net balances as of September 30, 2024. We monitor economic conditions, including the creditworthiness of our customers and collaboration partner. We regularly communicate with our customers regarding the status of receivable balances and have not experienced and issues with collectability. The timing between the recognition of revenue for product sales and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. During the quarter ended September 30, 2024, we did not recognize any allowance for credit losses related to credit risk for our customers or write any amounts off.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2024, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2024, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
On April 15, 2022, a purported shareholder class action complaint, Ortmann v. Aurinia Pharmaceuticals, Inc. et al., case no. 1:22-cv-02185, was filed in the United States District Court for the Eastern District of New York (Eastern District of New York), naming the Company and certain of its officers as defendants. The lawsuit alleges that the Company made materially false and misleading statements regarding its financial guidance and commercial prospects in violation of certain federal securities laws. The plaintiff sought unspecified monetary damages on behalf of the putative class and an award of costs and expenses, including reasonable attorneys’ fees. On June 2, 2022, the case was transferred from the Eastern District of New York to the United States District Court for the District of Maryland. On February 20, 2023, the Court appointed a lead plaintiff and approved lead plaintiff’s selection of lead counsel. On May 22, 2023, the lead plaintiff filed its amended complaint. On October 20, 2023, the Company filed a motion to dismiss the amended complaint (the "Motion to Dismiss"). On December 8, 2023, the lead plaintiff filed its opposition to the Motion to Dismiss. On January 12, 2024, the Company filed its reply in support of the Motion to Dismiss. On August 13, 2024, the Court entered an order granting the Motion to Dismiss, with prejudice. The lead plaintiff did not file a motion for reconsideration or appeal the Court's order, and as such the action is dismissed in its entirety.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above, other than as set out below. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
Aurinia's restructuring program and associated organizational changes may not adequately reduce its operating costs or improve operating margins, may lead to additional workforce attrition, and may cause operational disruptions, and there can be no assurance that Aurinia will realize the anticipated benefits of the restructuring program.
On November 7, 2024, Aurinia announced it was implementing a strategic restructuring to sharpen the Company's focus on continued LUPKYNIS growth and the rapid development of AUR200. This restructuring will result in a workforce reduction of approximately 45% and anticipates a one-time restructuring charge in the fourth quarter of 2024 of approximately $15 to $19 million and will focus the Company’s LUPKYNIS commercial strategy on the highest growth drivers.

The estimates of charges and expenditures, and the associated annual cost savings, Aurinia expects to incur in connection with the restructuring program, and timing thereof, are subject to a number of assumptions, including local law requirements in various jurisdictions, and Aurinia may incur costs that are greater, or recognize lower annual cost savings, than Aurinia currently anticipates in connection with the restructuring program.

The restructuring program may yield unintended consequences, such as the loss of institutional knowledge and expertise, employee attrition beyond Aurinia's intended reduction in force, a reduction in morale among Aurinia's remaining employees, greater than anticipated costs incurred in connection with implementing the restructuring program, and the risks that Aurinia may not achieve the anticipated benefits from the restructuring program to the extent or as quickly as Aurinia anticipates, if at all, all of which may materially adversely affect Aurinia's results of operations or financial condition. These restructuring initiatives could place substantial demands on Aurinia's management and employees, which could lead to the diversion of management’s and employees’ attention from other business priorities. In addition, while certain positions are being eliminated in connection with the restructuring program, many functions necessary to Aurinia's reduced operations remain, and Aurinia may be unsuccessful in distributing the duties and obligations of departed employees among its remaining employees or to external service providers, which could result in disruptions to Aurinia's operations. Aurinia may also discover that the workforce reduction and other restructuring efforts will make it difficult for Aurinia to pursue new opportunities and initiatives and require Aurinia to hire qualified replacement personnel, which may require Aurinia to incur additional and unanticipated costs and expenses. Aurinia may further discover that, despite the implementation of its restructuring program, Aurinia may require additional capital to continue expanding its business, and Aurinia may not be able to obtain such capital on acceptable terms, if at all. Aurinia's failure to successfully accomplish any of the above activities and goals may have a material adverse impact on its business, financial condition and results of operations.

Additionally, the workforce reduction Aurinia will implement as part of the restructuring program may negatively impact its ability to attract, integrate, retain and motivate highly qualified employees, and may harm Aurinia's reputation with current or prospective employees.
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
(2)The approximate dollar value of shares that may be purchased under the program may differ from time to time from the value set out in the table above, as the Company is limited in how much it may repurchase both by the maximum dollar value of the program established by the Board, and also the maximum number of shares that may be repurchased in any 12 month period is limited by the Exemptive Relief (which may produce a lower maximum dollar value depending on the prices that common shares are repurchased under the program). As of September 30, 2024, the maximum dollar value would be approximately $131.6 million.
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
3.2
Amended and Restated By-Law No. 2 amended as of September 9, 2024 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on September 12, 2024 and incorporated herein by reference)

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

AURINIA PHARMACEUTICALS INC.

November 6, 2024	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

November 6, 2024	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)