Form 10-Q
period 2025-03-31
Aurinia Pharmaceuticals Inc.
filed 2025-05-12
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of May 8, 2025, the registrant had 135,104,302 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$66,428	$83,433
Short-term investments	246,473	275,043
Accounts receivable, net	40,350	36,544
Inventory, net	46,195	39,228
Prepaid expenses and deposits	5,535	11,219
Other current assets	781	1,129
Total current assets	405,762	446,596
Finance right-of-use lease assets	87,577	92,072
Intangible assets, net	4,158	4,355
Operating right-of-use lease assets	3,954	4,068
Property and equipment, net	2,576	2,731
Other noncurrent assets	823	823
Total assets	$504,850	$550,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$4,220	$5,187
Accrued expenses	42,353	64,971
Finance lease liabilities, current portion	14,508	14,046
Deferred revenue	4,594	11,002
Operating lease liabilities, current portion	1,036	1,026
Other current liabilities	1,695	1,531
Total current liabilities	68,406	97,763
Finance lease liabilities, less current portion	56,828	58,554
Deferred revenue, less current portion	12,450	1,699
Deferred compensation and other noncurrent liabilities	11,438	9,408
Operating lease liabilities, less current portion	5,538	5,743
Total liabilities	154,660	173,167
Commitments and contingencies (Note 5)
Shareholders' equity
Common shares - no par value, unlimited shares authorized, 137,747 and 140,883 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	1,163,262	1,187,696
Additional paid-in capital	100,979	126,999
Accumulated other comprehensive loss	(825)	(647)
Accumulated deficit	(913,226)	(936,570)
Total shareholders' equity	350,190	377,478
Total liabilities and shareholders' equity	$504,850	$550,645
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three months ended
	March 31,
	2025	2024
Revenue
Net product sales	$59,971	$48,073
License, collaboration and royalty revenue	2,494	2,230
Total revenue	62,465	50,303
Operating expenses
Cost of revenue	8,574	7,752
Selling, general and administrative	20,339	47,695
Research and development	5,743	5,551
Restructuring	1,533	6,683
Other expense (income), net	4,429	(4,125)
Total operating expenses	40,618	63,556
Income (loss) from operations	21,847	(13,253)
Interest income	3,569	4,526
Interest expense	(1,067)	(1,283)
Net income (loss) before income taxes	24,349	(10,010)
Income tax expense	1,005	739
Net income (loss)	23,344	(10,749)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(178)	(124)
Comprehensive income (loss)	$23,166	$(10,873)

Earnings (loss) per share
Basic	$0.17	$(0.07)
Diluted	$0.16	$(0.07)

Shares used in computing earnings (loss) per share
Basic	138,917	144,013
Diluted	143,199	144,013
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2024	140,883	$1,187,696	$126,999	$(647)	$(936,570)	$377,478
Purchases of common shares under Share Repurchase Plan	(5,807)	(47,400)	—	—	—	(47,400)
Issuance of common shares from exercise of stock options and vesting of restricted stock units and performance awards	2,671	22,966	(22,611)	—	—	355
Share-based compensation	—	—	(3,409)	—	—	(3,409)
Unrealized loss on available-for-sale securities	—	—	—	(178)	—	(178)
Net income	—	—	—	—	23,344	23,344
Balance at March 31, 2025	137,747	$1,163,262	$100,979	$(825)	$(913,226)	$350,190

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
Purchases of common shares under Share Repurchase Plan	(2,374)	(13,370)	—	—	—	(13,370)
Issuance of common shares from exercise of stock options and vesting of restricted stock units	2,231	21,134	(21,106)	—	—	28
Shared-based compensation	—	—	5,737	—	—	5,737
Unrealized loss on available-for-sale securities	—	—	—	(124)	—	(124)
Net loss	—	—	—	—	(10,749)	(10,749)
Balance at March 31, 2024	143,690	$1,207,982	$105,419	$(854)	$(953,071)	$359,476
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$23,344	$(10,749)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	(3,409)	5,737
Amortization and depreciation	4,856	4,847
Foreign exchange loss (gain) on revaluation of finance lease liability (Monoplant)	1,812	(6,025)
Net amortization of premiums and discounts on investments	(2,656)	(3,206)
Other, net	2,325	1,559
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,806)	(4,820)
Inventory, net	(6,967)	(56)
Prepaid expenses and other current assets	6,033	873
Other noncurrent operating assets	—	17
Accounts payable	(974)	1,345
Accrued expenses and other liabilities	(23,405)	(7,936)
Deferred revenue	4,342	(3)
Operating lease liabilities	(195)	(181)
Net cash provided by (used in) operating activities	1,300	(18,598)
Cash flows from investing activities:
Proceeds from the sale and maturities of investments	123,035	170,505
Purchases of investments	(91,986)	(121,260)
Purchase of property, equipment and intangible assets	(17)	(12)
Net cash provided by investing activities	31,032	49,233
Cash flows from financing activities:
Repurchase of common shares	(46,921)	(12,301)
Principal portion of finance lease payments	(2,771)	(2,778)
Proceeds from issuance of common shares from exercise of stock options and vesting of RSUs and performance awards	9,288	5,524
Taxes paid related to net settlement of exercises of stock options and vesting of RSUs and performance awards	(8,933)	(5,496)
Net cash used in financing activities	(49,337)	(15,051)
Net (decrease) increase in cash, cash equivalents and restricted cash	(17,005)	15,584
Cash, cash equivalents and restricted cash, beginning of the period	83,433	48,875
Cash, cash equivalents and restricted cash, end of the period	$66,428	$64,459
Supplemental cash flow information:
Cash paid for excise tax	$(246)	$—
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$66,113	$63,914
Restricted cash	315	545
Total cash, cash equivalents and restricted cash	$66,428	$64,459
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (“Aurinia” or the “Company”) is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis (“LN”). Aurinia is also developing AUR200, a dual inhibitor of B cell activating factor (BAFF) and a proliferation inducing ligand (APRIL) for the potential treatment of autoimmune diseases.
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation, Principles of Consolidation and use of Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
The accompanying condensed consolidated financial statements include the accounts of Aurinia Pharmaceuticals Inc. and its wholly owned subsidiary, Aurinia Pharma U.S., Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2025 are not necessarily indicative of the results to be expected for the full year or any other future periods.
Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company's significant accounting policies and recent accounting pronouncements have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
In December 2023, the FASB issued final guidance in ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the new disclosure requirements are effective for annual periods beginning after December 15, 2024, which will be reflected in our consolidated financial statements for the year ended December 31, 2025.
3.Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Stock options, performance awards, restricted stock units (“RSUs”) and shares issuable under the Company's Employee Stock Purchase Plan (“ESPP”) are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive.
For the three months ended March 31, 2025, there were 4.3 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 3.0 million RSUs; (ii) 0.7 million performance awards; and (iii) 0.6 million stock options. The Company was in a loss position for the three months ended March 31, 2024 and therefore diluted loss per share is the same as basic loss per share.
For the three months ended March 31, 2025 and 2024, there were 8.8 million and 19.9 million of potential common shares, respectively, that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.

4.    Balance Sheet Details
Fair Value Measurement
The following table summarizes the financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$66,428	$—	$—	$66,428
U.S. treasury bills	—	235,692	—	235,692
U.S. treasury bonds	—	9,543	—	9,543
Commercial paper	—	1,038	—	1,038
Corporate bonds	—	200	—	200
Total	$66,428	$246,473	$—	$312,901

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	—	192,101	—	192,101
U.S. treasury bonds	—	81,402	—	81,402
Commercial paper	—	1,339	—	1,339
Corporate bonds	—	201	—	201
Total	$83,433	$275,043	$—	$358,476
The fair value of the Company's investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications.
The carrying amount and related unrealized gains (losses) by type of investment consisted of the following (in thousands):

	March 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$66,428	$—	$—	$66,428
U.S. treasury bills	235,714	—	(22)	235,692
U.S. treasury bonds	9,542	1	—	9,543
Commercial paper	1,038	—	—	1,038
Corporate bonds	200	—	—	200
Total cash, cash equivalents, restricted cash and short-term investments	$312,922	$1	$(22)	$312,901

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	192,054	47	—	192,101
U.S. treasury bonds	81,292	110	—	81,402
Commercial paper	1,339	—	—	1,339
Corporate bonds	200	1	—	201
Total cash, cash equivalents, restricted cash and short-term investments	$358,318	$158	$—	$358,476

As of March 31, 2025 and December 31, 2024, accrued interest receivable from investments was $0.2 million and $0.6 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. As of March 31, 2025, short-term investments mature at various dates through November 2025. As of March 31, 2025 and December 31, 2024, no allowance for credit losses was recorded.
Inventory, net
Inventory, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Raw materials	$771	$1,702
Work in process	41,746	36,623
Finished goods	3,678	903
Total inventory, net	$46,195	$39,228
As of March 31, 2025 and December 31, 2024, inventory reserves was nil.
Prepaid Expenses and Deposits
Prepaid expenses and deposits consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid manufacturing and other deposits	$1,148	$5,645
Prepaid insurance	477	1,186
Other prepaid expenses	3,910	4,388
Total prepaid expenses and deposits	$5,535	$11,219
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	March 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(11,734)	$3,392
Patents	2,145	(1,379)	766
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,144	$(15,986)	$4,158

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(11,535)	$3,591
Patents	2,128	(1,364)	764
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,127	$(15,772)	$4,355
For each of the three months ended March 31, 2025 and 2024, the Company recorded amortization expense of $0.2 million.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Leasehold improvements	$3,243	$3,243
Furniture	1,155	1,155
Office equipment	631	631
Computer equipment	235	235
Total gross property and equipment	5,264	5,264
Less accumulated depreciation	(2,688)	(2,533)
Property and equipment, net	$2,576	$2,731
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accrued sales rebates and fees	$22,290	$24,568
Accrued payroll and related expenses	6,157	18,639
Accrued research and development expenses	4,116	3,990
Accrued sales and marketing expenses	1,178	2,329
Accrued restructuring expenses	620	10,855
Accrued other expenses	7,992	4,590
Total accrued expenses	$42,353	$64,971
5.Commitments and Contingencies
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
The Monoplant arrangement was determined to be an embedded lease and is accounted for as a finance lease under ASC 842. The lease term is based on the non-cancellable period for which a lessee has the right to use an underlying asset (the “Monoplant Lease”). The Company determined that the Monoplant Lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred on June 26, 2023. At lease inception, the Company recorded a finance right-of-use (“ROU”) lease asset and a corresponding lease liability. As of March 31, 2025, the Monoplant Lease finance ROU lease asset and corresponding lease liability balance were $86.9 million and $71.3 million, respectively.

Operating Lease
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
Future minimum lease payments, excluding Lease Operating Costs, as of March 31, 2025 consisted of the following (in thousands):

	Finance Lease Payments	Operating Lease Payments
Remainder of 2025	$12,339	$857
2026	16,455	1,167
2027	16,455	1,196
2028	16,455	1,225
2029	16,456	1,223
Thereafter	4,117	2,079
Total lease payments	82,277	7,747
Less: imputed interest	(10,941)	(1,173)
Total	$71,336	$6,574
For each of the three months ended March 31, 2025 and 2024, finance lease expense related to the amortization of finance ROU lease assets was $4.4 million. For the three months ended March 31, 2025 and 2024, interest expense on finance lease liabilities was $1.1 million and $1.3 million, respectively. For each of the three months ended March 31, 2025 and 2024, cash paid for amounts included in the measurement of finance lease liabilities classified in financing cash flows was $2.8 million. For the three months ended March 31, 2025 and 2024, cash paid for amounts included in the measurement of finance lease liabilities classified in operating cash flows was $1.2 million and $1.4 million, respectively.
For the three months ended March 31, 2025 and 2024, operating lease expense was not material to the Company's financial position.
Manufacturing Commitments
The Company's manufacturing commitments have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Contingencies
From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation other than as described in Item 1 of Part II Legal Proceedings.
6.Deferred Compensation and Other Noncurrent Liabilities
In March 2012, the Company entered into employee retention arrangements with certain former executive officers, whereby the Company is required to make payments to such former officers based on net revenues of voclosporin for a certain period of time. As of March 31, 2025 and December 31, 2024, the Company recorded other deferred compensation and other noncurrent liabilities of $11.4 million and $9.4 million, respectively.

7.License and Collaboration Agreements
In December 2020, the Company entered into a collaboration and licensing agreement with Otsuka to develop and commercialize oral voclosporin in Japan, the E.U., the U.K., Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the “Otsuka Territories”) in exchange for: (i) a $50 million upfront cash payment; (ii) regulatory and commercial milestone payments; and (iii) royalties ranging from 10% to 20% on net sales in the Otsuka Territories. As of March 31, 2025 and December 31, 2024, the Company had received an aggregate of $50 million of regulatory and commercial milestone payments.
In August 2022, the Company entered into a commercial supply agreement with Otsuka to: (i) supply LUPKYNIS inventory to Otsuka at cost plus a margin; and (ii) provide manufacturing and other services, including sharing the capacity of the Monoplant. For the three months ended March 31, 2025 and 2024, the Company recognized $2.5 million and $2.2 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant.
8.Shareholders’ Equity
On February 15, 2024, the Company announced that the Board had approved a share repurchase program of up to $150 million of the Company's common shares (the “Share Repurchase Plan”).
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
For the three months ended March 31, 2025 and 2024, the Company repurchased 5.8 million and 2.4 million of its common shares for $47.4 million and $13.4 million, respectively, including commissions and excise tax. The cost of repurchased shares is recorded as a reduction in common shares. Under Alberta law, the common shares were cancelled and not reissued.
9.Equity Incentive Plans
Stock Options
The activity related to stock options during the three months ended March 31, 2025 consisted of the following:

	March 31, 2025
	Number of shares (in thousands)	Weighted-average exercise price $
Outstanding at December 31, 2024	9,276	$10.92
Granted	2,189	7.56
Exercised/released	(59)	6.02
Cancelled/forfeited	(305)	7.27
Outstanding at March 31, 2025	11,101	$10.39

The following weighted-average assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Expected volatility	78%	77%
Risk-free interest rate	4.00%	4.04%
Expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Fair value per common share option	$4.95	$4.62
Performance Awards and Restricted Stock Units
The fair value of performance awards and RSUs is based on the market price of the Company's common shares on the date prior to the grant. During the three months ended March 31, 2025, the Company granted performance awards that vest in four tranches upon the Company’s common shares achieving four progressively higher target prices, and each tranche is further subject to a one year service period following tranche achievement. The Company estimated the fair value of each award with a market and service condition on the date of grant by using a Monte Carlo simulation (lattice model).
The activity related to performance awards and RSUs for the three months ended March 31, 2025 consisted of the following:

	March 31, 2025
	Number of shares (in thousands)	Weighted-average fair value price
Unvested balance, December 31, 2024	7,986	$8.08
Granted	1,420	$6.80
Vested	(2,612)	$8.57
Forfeited	(1,867)	$8.22
Unvested balance, March 31, 2025	4,927	$7.40
Share-based Compensation Expense
The classification of share-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2025	2024
Research and development	$93	$(2,166)
Selling, general and administrative	(3,513)	7,537
Capitalized in inventory, net	11	366
Share-based compensation expense	$(3,409)	$5,737
As of March 31, 2025, there was $26.0 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of 1.4 years.
10.Restructuring
On February 15, 2024, the Company announced a strategic restructuring that reduced headcount by approximately 25% and discontinued the Company's AUR300 development program (the “February Restructuring”). On November 7, 2024, the Company announced another strategic restructuring that further reduced headcount by approximately 45% to sharpen the Company's focus on continued LUPKYNIS growth and the development of AUR200 (the “November Restructuring”).

For the three months ended March 31, 2025, total expense for the November Restructuring was $1.5 million, which was comprised of: (i) $0.3 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $0.1 million of contract termination costs; and (iii) $1.1 million of other restructuring costs. For the three months ended March 31, 2025, the Company paid $11.1 million for November Restructuring costs. As of March 31, 2025 and December 31, 2024, the Company paid $15.9 million and $4.8 million, respectively, related to the November Restructuring. The Company anticipates up to $19 million of total expense to be incurred related to the November Restructuring, and for restructuring activities to be substantially completed in the first half of 2025.
For the three months ended March 31, 2024, total expense for the February Restructuring was $6.7 million, which was comprised of: (i) $5.2 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $0.9 million of contract termination costs; and (iii) $0.6 million of other restructuring costs. For the three months ended March 31, 2024, the Company paid $3.8 million for February Restructuring costs. As of December 31, 2024, the Company had recognized all expense and made all payments related to the February Restructuring.
11.Income Taxes
The effective tax rates for the three months ended March 31, 2025, and 2024, differed from the federal statutory rate applied to net income (loss) before income taxes primarily as a result of valuation allowances.

For the three months ended March 31, 2025 and 2024, the Company recognized an income tax expense of $1.0 million and $0.7 million, respectively. The income tax expense recognized is a result of U.S. source income. For the three months ended March 31, 2025, the Canadian parent entity also recorded net income, which is subject to income tax and is fully offset by a partial release of the valuation allowance.
12.Subsequent Events
From April 1, 2025 through May 8, 2025, the Company repurchased 2.7 million of its common shares for $20.8 million, including commissions, under the Share Repurchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (the "Quarterly Report") and our audited financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on February 27, 2025 (the “Form 10-K”) and with applicable Canadian securities regulatory authorities.
This Quarterly Report contains “forward-looking statements” within the meaning of U.S. federal securities laws and "forward-looking information" within the meaning of Canadian securities laws, and such statements may involve substantial risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, future expenses, business trends and other information referred to under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Forward-looking statements are also based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
We discuss a number of risks, uncertainties and other factors in greater detail under the heading “Risk Factors” in Part I, Item 1A of the Form 10-K as well as in Part II, Item 1A of this Quarterly Report. Given these risks, uncertainties and other factors, you should not place undue reliance on these forward-looking statements. Also, these forward-looking statements represent our estimates and assumptions only as of the date of this filing. You should read this discussion completely and with the understanding that our actual future results may be materially different from what we expect. We hereby qualify our forward-looking statements by our cautionary statements. Except as required by law, we assume no obligation to update our forward-looking statements publicly, or to update the reasons that actual results could differ materially from those anticipated in these forward-looking statements, even if new information becomes available in the future.
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
Net Product Sales
For the three months ended March 31, 2025, net product sales were $60.0 million, up 25% from $48.1 million in the same period of 2024.
Cash Flow Provided by (Used in) Operating Activities
For the three months ended March 31, 2025, cash flow provided by (used in) operating activities was $1.3 million, compared to $(18.6) million in the same period of 2024. Excluding $11.1 million of cash payments made in connection with the November 2024 restructuring, cash flow generated from operations was $12.4 million for the three months ended March 31, 2025.
Cash Position
As of March 31, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $312.9 million compared to $358.5 million at December 31, 2024. For the three months ended March 31, 2025, the Company repurchased 5.8 million of its common shares for $47.4 million.

Results of Operations
Comparison of the Three Months ended March 31, 2025 and 2024
The following table sets forth our results of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024	Change
Revenue
Net product sales	$59,971	$48,073	$11,898
License, collaboration and royalty revenue	2,494	2,230	264
Total revenue	62,465	50,303	12,162
Operating expenses
Cost of revenue	8,574	7,752	822
Selling, general and administrative	20,339	47,695	(27,356)
Research and development	5,743	5,551	192
Restructuring	1,533	6,683	(5,150)
Other expense (income), net	4,429	(4,125)	8,554
Total operating expenses	40,618	63,556	(22,938)
Income (loss) from operations	21,847	(13,253)	35,100
Interest income	3,569	4,526	(957)
Interest expense	(1,067)	(1,283)	216
Net income (loss) before income taxes	24,349	(10,010)	34,359
Income tax expense	1,005	739	266
Net income (loss)	$23,344	$(10,749)	$34,093
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the U.S., and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), for the European and Japanese market. The two specialty pharmacies, specialty distributor and Otsuka are considered our customers for accounting purposes.

For the three months ended March 31, 2025, net product sales were $60.0 million, up 25% from $48.1 million in the same period in 2024. The increase is primarily due to an increase in the number of LUPKYNIS cartons sold to specialty pharmacies, driven by further LN market penetration.
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
License, collaboration and royalty revenue also consists of revenue from a commercial supply agreement with Otsuka to provide manufacturing and other services, including sharing the capacity of a dedicated manufacturing facility at Lonza Ltd. (the “Monoplant”), Aurinia’s contract manufacturing partner for voclosporin.
For the three months ended March 31, 2025, license, collaboration, and royalty revenue was $2.5 million, up 14% from $2.2 million in the same period in 2024. The increase is primarily due to manufacturing services provided to Otsuka for sharing the capacity of the Monoplant.

Cost of Revenue
Cost of revenue consists primarily of expense associated with: (i) amortization of the finance lease right-of-use asset recognized in connection with the Monoplant; (ii) manufacturing; and (iii) shipping, storage and distribution.
In December 2020, Aurinia entered into a manufacturing services agreement with Lonza Ltd. for the construction of the Monoplant. The construction of the Monoplant began in January 2021 and manufacturing of voclosporin began in late June 2023. The Monoplant is equipped with state-of-the-art manufacturing equipment to provide cost and production efficiency for the manufacturing of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand. Aurinia pays a quarterly fixed facility fee of 3.6 million Swiss Francs (approximately $4.0 million) for the exclusive right to use the Monoplant through March 31, 2030.
For the three months ended March 31, 2025, cost of revenue was $8.6 million, compared to $7.8 million in the same period in 2024. The increase is primarily due to an increase in Aurinia’s net sales of LUPKYNIS in the U.S. and net sales of LUPKYNIS inventory to Otsuka.
For the three months ended March 31, 2025, gross margin was 86%, compared to 85% in the same period in 2024.
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

The following table summarizes our SG&A expense for three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$12,140	$21,661	$(9,521)
Share-based compensation	(3,513)	7,537	(11,050)
Total personnel expense	8,627	29,198	(20,571)
Non-personnel expense:
Professional fees and services	7,288	9,676	(2,388)
Marketing and advertising	970	3,278	(2,308)
Travel, sponsorship and trade shows	844	2,701	(1,857)
Other	2,610	2,842	(232)
Total non-personnel expense	11,712	18,497	(6,785)
Total SG&A expense	$20,339	$47,695	$(27,356)
The decrease in SG&A personnel expense was primarily a result of lower employee-related costs, including the reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards, resulting from our strategic restructuring efforts in 2024. The decrease in SG&A non-personnel expense was primarily a result of lower overhead, marketing, travel, sponsorship and trade show costs resulting from our strategic restructuring efforts in 2024.
We expect our SG&A expense to remain low in 2025 as compared to 2024 as we realize the full benefits of our strategic restructuring efforts.
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

The following table summarizes our R&D expense for the three months ended March 31, 2025 and 2024 (in thousands):

	Three months ended March 31,
	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$1,308	$3,492	$(2,184)
Share-based compensation	93	(2,166)	2,259
Total personnel expense	1,401	1,326	75
Non-personnel expense:
Contract research organizations and developmental expenses	2,349	3,116	(767)
Clinical supply and distribution	1,865	915	950
Other	128	194	(66)
Total non-personnel expense	4,342	4,225	117
Total R&D expense	$5,743	$5,551	$192
The decrease in R&D personnel-expense was primarily a result of lower employee-related costs as a result of a reduction of headcount from our strategic restructuring efforts in 2024, offset by an increase in share-based compensation as a result of a reversal in the prior year of non-cash, share-based compensation expense related to forfeited, unvested equity awards related to the 2024 restructuring. The increase in R&D non-personnel expense was primarily a result of clinical development for our AUR200 program and post-approval obligations with the FDA related to LUPKYNIS.
We expect our R&D expenses to increase for the foreseeable future as we advance AUR200 through clinical development and continue to meet our post-approval obligations with the FDA related to LUPKYNIS.
Restructuring Expense
Restructuring expense consists primarily of one-time termination benefits to affected employees, including severance and health care benefits, contract terminations and other costs related to our strategic restructuring efforts in 2024. On February 15, 2024, we announced a strategic restructuring that reduced headcount by approximately 25% and discontinued Aurinia’s AUR300 development program. On November 7, 2024, we announced another strategic restructuring that further reduced headcount by approximately 45% to sharpen the Company's focus on continued LUPKYNIS growth and the development of AUR200.

For the three months ended March 31, 2025 and 2024, restructuring expense was $1.5 million, and $6.7 million, respectively.
Other Expense (Income), Net
For the three months ended March 31, 2025, other expense (income), net was $4.4 million, compared to $(4.1) million in the same period in 2024. The change is primarily due to: (i) changes in the foreign exchange remeasurement of the finance lease liability recognized in connection with the Monoplant, which is denominated in Swiss Francs; and (ii) changes in the fair value assumptions related to our deferred compensation liability.
Liquidity and Capital Resources
As of March 31, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $312.9 million compared to $358.5 million at December 31, 2024. For the three months ended March 31, 2025, the Company repurchased 5.8 million of its common shares for $47.4 million. For the three months ended March 31, 2025, cash flow provided by (used in) operating activities was $1.3 million, compared to $(18.6) million in the same period in 2024. Excluding $11.1 million of cash payments made in connection with the November 2024 restructuring, cash flow generated from operations was $12.4 million for the three months ended March 31, 2025.
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

Critical Accounting Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Off‑Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as such term is defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Act.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 3. Quantitative and Qualitative Disclosures About Market Risks
There have been no material changes to our quantitative and qualitative disclosures about market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the quarter ended March 31, 2025, there were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
From time to time, we may be involved in various claims and legal proceedings relating to claims arising out of our operations. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors. For further discussion, refer to Note 5, Commitments and Contingencies.
In February and March 2025, the Company received a paragraph IV notice of certification (the “Notice Letter”) from each of Hikma Pharmaceuticals USA Inc., Lotus Pharmaceutical Co. Ltd., Galenicum Health S.L.U., Zydus Pharmaceuticals (USA) Inc., Teva Pharmaceuticals, Inc., Dr. Reddy's Laboratories, Inc., DifGen Pharmaceuticals LLC and Sandoz Inc. advising that each company had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of LUPKYNIS in the U.S., prior to the expiry of U.S. Patent Nos. 10,286,036 and 11,622,991 in December 2037 (the “2037 Patents”), which are listed in the FDA's Orange Book. Each Notice Letter alleges that the 2037 Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in the ANDA.
The Company filed complaints for patent infringement against each of Hikma Pharmaceuticals USA Inc. (filed April 10, 2025); Lotus Pharmaceutical Co. Ltd. (filed April 11, 2025); Galenicum Health S.L.U. (filed April 17, 2025); Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd. (filed April 21, 2025); Teva Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd. (filed April 25, 2025); Dr. Reddy's Laboratories, Inc. (filed May 1, 2025); DifGen Pharmaceuticals LLC (filed April 30 and May 1, 2025); and Sandoz Inc. (filed May 8, 2025) in the United States District Court for the District of New Jersey and/or the United States District Court for the District of Delaware.
In accordance with the Hatch-Waxman Act, because LUPKYNIS is a New Chemical Entity and the Company filed a complaint for patent infringement within 45 days of the receipt of each Notice Letter, the FDA cannot approve the ANDAs for these applications any earlier than 7.5 years from the approval of the LUPKYNIS new drug application unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed.
The Company intends to vigorously enforce its intellectual property rights relating to LUPKYNIS.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above, other than as set out below. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
Changes or developments in U.S. economic laws or policies, including the reaction of other countries thereto, may have a material adverse effect on our business
The U.S. federal government has announced that it has commenced a national security investigation of imports of “pharmaceuticals and pharmaceutical ingredients.” Depending on the findings of its investigation, the U.S. federal government could implement additional measures against the import of pharmaceuticals and pharmaceutical ingredients. The degree and extent of those measures or other measures the U.S. federal government could implement (such as pricing restrictions, tariffs or other trade restrictions or deterrents on foreign companies doing business outside of the U.S.) are unknown. Aurinia is an Alberta, Canada incorporated company, and we manufacture and import certain products in our supply chain into the U.S. from primarily Switzerland. If implemented, and depending on the degree and extent (including how directly they relate to our operations) of any changes or developments in U.S. economic laws or policies, additional measures against "pharmaceuticals and pharmaceutical ingredients" could have a material adverse effect on Aurinia’s business.

In addition, we export encapsulated voclosporin from the U.S. to our collaboration partner, Otsuka. Certain international governments have responded to other recent related economic policies announced by the U.S. with retaliatory action. If a government in one of the Otsuka Territories implemented a retaliatory action, such as a tariff, on the import of pharmaceutical products from the U.S., this could have a material adverse effect on Otsuka's voclosporin business which, in turn, could have a material adverse effect on our business.
Item 2. Unregistered Purchases or Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
In February 2024, the Board approved a share repurchase program of up to $150 million of shares of our common shares (“Share Repurchase Plan”). Purchases under the share repurchase program commenced on February 21, 2024. For the three months ended March 31, 2025, the Company repurchased 5.8 million of its common shares for $47.4 million, inclusive of broker commissions and excise tax. The timing and amount of future repurchase transactions will be determined by management based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. Under Alberta law, the repurchased common shares are cancelled and not reissued.
The following table summarizes the common share activity of our repurchased shares under the Share Repurchase Plan.

Period	Total number of shares purchased	Average price paid per share in $	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program (in thousands)(1)
1/1/2025-1/31/2025	2,042,590	$8.01	2,042,590	$92,971
2/1/2025-2/28/2025	1,905,425	$7.89	1,905,425	$77,934
3/1/2025-3/31/2025	1,859,484	$8.29	1,859,484	$62,521
Total	5,807,499		5,807,499
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

AURINIA PHARMACEUTICALS INC.

May 9, 2025	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

May 9, 2025	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)