Form 10-Q
period 2025-06-30
Aurinia Pharmaceuticals Inc.
filed 2025-07-31
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of July 29, 2025, the registrant had 131,629,546 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$53,002	$83,433
Short-term investments	262,131	275,043
Accounts receivable, net	40,091	36,544
Inventory, net	46,503	39,228
Prepaid expenses and deposits	6,578	11,219
Other current assets	665	1,129
Total current assets	408,970	446,596
Finance right-of-use lease assets	83,195	92,072
Intangible assets, net	4,046	4,355
Operating right-of-use lease assets	3,837	4,068
Property and equipment, net	2,421	2,731
Other noncurrent assets	93	823
Total assets	$502,562	$550,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,312	$5,187
Accrued expenses	49,704	64,971
Finance lease liabilities, current portion	16,167	14,046
Deferred revenue	5,499	11,002
Operating lease liabilities, current portion	1,047	1,026
Other current liabilities	2,537	1,531
Total current liabilities	78,266	97,763
Finance lease liabilities, less current portion	59,282	58,554
Deferred revenue, less current portion	12,349	1,699
Deferred compensation and other noncurrent liabilities	12,030	9,408
Operating lease liabilities, less current portion	5,334	5,743
Total liabilities	167,261	173,167
Commitments and contingencies (Note 5)
Shareholders' equity
Common shares - no par value, unlimited shares authorized, 132,668 and 140,883 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,122,582	1,187,696
Additional paid-in capital	105,337	126,999
Accumulated other comprehensive loss	(905)	(647)
Accumulated deficit	(891,713)	(936,570)
Total shareholders' equity	335,301	377,478
Total liabilities and shareholders' equity	$502,562	$550,645
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(Unaudited)
(in thousands, except per share data)

	Three months ended		Six months ended
	June 30,		June 30,
	2025	2024	2025	2024
Revenue
Net product sales	$66,574	$55,028	$126,545	$103,101
License, collaboration and royalty revenue	3,434	2,164	5,928	4,394
Total revenue	70,008	57,192	132,473	107,495
Operating expenses
Cost of revenue	7,115	8,909	15,689	16,661
Selling, general and administrative	26,018	44,934	46,357	92,629
Research and development	7,432	4,080	13,175	9,631
Restructuring	114	1,072	1,647	7,755
Other expense (income), net	9,246	(290)	13,675	(4,415)
Total operating expenses	49,925	58,705	90,543	122,261
Income (loss) from operations	20,083	(1,513)	41,930	(14,766)
Interest income	3,190	4,189	6,759	8,715
Interest expense	(1,117)	(1,198)	(2,184)	(2,481)
Net income (loss) before income taxes	22,156	1,478	46,505	(8,532)
Income tax expense	643	756	1,648	1,495
Net income (loss)	$21,513	$722	$44,857	$(10,027)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities	(80)	(5)	(258)	(129)
Comprehensive income (loss)	$21,433	$717	$44,599	$(10,156)

Earnings (loss) per share
Basic	$0.16	$0.01	$0.33	$(0.07)
Diluted	$0.16	$0.01	$0.32	$(0.07)

Shares used in computing earnings (loss) per share
Basic	134,873	143,327	136,878	143,507
Diluted	137,526	144,110	140,193	143,507
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2024	140,883	$1,187,696	$126,999	$(647)	$(936,570)	$377,478
Purchases of common shares under Share Repurchase Plan	(5,807)	(47,400)	—	—	—	(47,400)
Issuance of common shares from exercise of stock options and vesting of RSUs and performance awards	2,671	22,966	(22,611)	—	—	355
Share-based compensation	—	—	(3,409)	—	—	(3,409)
Unrealized loss on available-for-sale securities	—	—	—	(178)	—	(178)
Net income	—	—	—	—	23,344	23,344
Balance at March 31, 2025	137,747	$1,163,262	$100,979	$(825)	$(913,226)	$350,190
Purchases of common shares under Share Repurchase Plan	(5,352)	(43,362)	—	—	—	(43,362)
Issuance of common shares from exercise of stock options and vesting of RSUs	190	2,062	(863)	—	—	1,199
Issuance of common shares under ESPP	83	620	(219)	—	—	401
Share-based compensation	—	—	5,440	—	—	5,440
Unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net income	—	—	—	—	21,513	21,513
Balance at June 30, 2025	132,668	$1,122,582	$105,337	$(905)	$(891,713)	$335,301
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
Purchases of common shares under Share Repurchase Plan	(2,374)	(13,370)	—	—	—	(13,370)
Issuance of common shares from exercise of stock options and vesting of RSUs	2,231	21,134	(21,106)	—	—	28
Share-based compensation	—	—	5,737	—	—	5,737
Unrealized loss on available-for-sale securities	—	—	—	(124)		(124)
Net loss	—	—	—	—	$(10,749)	(10,749)
Balance at March 31, 2024	143,690	$1,207,982	$105,419	$(854)	$(953,071)	$359,476
Purchases of common shares under Share Repurchase Plan	(1,050)	(5,249)	—	—	—	(5,249)
Issuance of common shares from exercise of stock options and vesting of RSUs	192	1,773	(1,390)	—	—	383
Issuance of common shares under ESPP	152	1,048	(345)	—	—	703
Shared-based compensation	—	—	8,586	—	—	8,586
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net income	—	—	—	—	722	722
Balance at June 30, 2024	142,984	$1,205,554	$112,270	$(859)	$(952,349)	$364,616
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income (loss)	$44,857	$(10,027)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Share-based compensation	2,031	14,323
Amortization and depreciation	9,720	9,690
Foreign exchange loss (gain) on revaluation of Monoplant finance lease liability	9,265	(5,705)
Net amortization of premiums and discounts on investments	(5,219)	(6,331)
Other, net	4,132	919
Net changes in operating assets and liabilities:
Accounts receivable, net	(3,547)	(1,433)
Inventory, net	(7,275)	852
Prepaid expenses and other current assets	5,106	(4,305)
Other noncurrent operating assets	730	(12)
Accounts payable	(1,875)	4,088
Accrued expenses and other liabilities	(17,136)	(3,805)
Deferred revenue	5,147	(644)
Lease liabilities	(395)	(365)
Net cash provided by (used in) operating activities	45,541	(2,755)
Cash flows from investing activities:
Proceeds from the sale and maturities of investments	255,285	328,877
Purchases of investments	(237,411)	(318,126)
Purchases of property, equipment and intangible assets	(115)	(140)
Net cash provided by investing activities	17,759	10,611
Cash flows from financing activities:
Repurchase of common shares	(89,485)	(18,435)
Principal portion of finance lease payments	(6,201)	(6,001)
Proceeds from issuance of common shares from exercise of stock options and vesting of RSUs and performance awards	10,590	6,134
Proceeds from issuance of common shares under ESPP	401	703
Taxes paid related to net settlement of exercises of stock options and vesting of RSUs and performance awards	(9,036)	(5,725)
Net cash used in financing activities	(93,731)	(23,324)
Net decrease in cash, cash equivalents and restricted cash	(30,431)	(15,468)
Cash, cash equivalents and restricted cash, beginning of the period	83,433	48,875
Cash, cash equivalents and restricted cash, end of the period	$53,002	$33,407
Supplemental cash flow information:
Cash paid for taxes	$(1,066)	$(1,459)
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$52,914	$33,265
Restricted cash	88	142
Total cash, cash equivalents and restricted cash	$53,002	$33,407
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (“Aurinia” or the “Company”) is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis (“LN”). Aurinia is also developing aritinercept (AUR200), a dual inhibitor of B cell-activating factor (BAFF) and a proliferation-inducing ligand (APRIL) for the potential treatment of autoimmune diseases.
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
The accompanying condensed consolidated financial statements include the accounts of Aurinia Pharmaceuticals Inc. and its wholly owned subsidiary, Aurinia Pharma U.S., Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future periods.
Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company's significant accounting policies and recent accounting pronouncements have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Recent Accounting Pronouncements
In December 2023, the Financial Accounting Standards Board issued final guidance in Accounting Standards Update (“ASU”) No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the new disclosure requirements are effective for annual periods beginning after December 15, 2024, which will be reflected in our consolidated financial statements for the year ended December 31, 2025.
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
For the three months ended June 30, 2025, there were 2.6 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 1.6 million RSUs; (ii) 0.5 million performance awards; and (iii) 0.5 million stock options. For the six months ended June 30, 2025, there were 3.3 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 2.2 million RSUs; (ii) 0.6 million performance awards; and (iii) 0.5 million stock options. For each of the three and six months ended June 30, 2025, there were 7.5 million of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three months ended June 30, 2024, there were 0.8 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 0.6 million RSUs and (ii) 0.2 million performance awards. For the three and six months ended June 30, 2024, there were 9.8 million and 18.5 million of potential common shares, respectively, that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.
4.    Balance Sheet Details
Fair Value Measurement
The following table summarizes the financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$53,002	$—	$—	$53,002
U.S. treasury bills	—	248,608	—	248,608
U.S. treasury bonds	—	11,834	—	11,834
Commercial paper	—	1,489	—	1,489
Corporate bonds	—	200	—	200
Total	$53,002	$262,131	$—	$315,133

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	—	192,101	—	192,101
U.S. treasury bonds	—	81,402	—	81,402
Commercial paper	—	1,339	—	1,339
Corporate bonds	—	201	—	201
Total	$83,433	$275,043	$—	$358,476
The fair value of the Company’s investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications.

The carrying amount and related unrealized gains (losses) by type of investment consisted of the following (in thousands):

	June 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$53,002	$—	$—	$53,002
U.S. treasury bills	248,701	—	(93)	248,608
U.S. treasury bonds	11,841	—	(7)	11,834
Commercial paper	1,489	—	—	1,489
Corporate bonds	200	—	—	200
Total cash, cash equivalents, restricted cash and short-term investments	$315,233	$—	$(100)	$315,133

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	192,054	47	—	192,101
U.S. treasury bonds	81,292	110	—	81,402
Commercial paper	1,339	—	—	1,339
Corporate bonds	200	1	—	201
Total cash, cash equivalents, restricted cash and short-term investments	$358,318	$158	$—	$358,476
As of June 30, 2025 and December 31, 2024, accrued interest receivable from investments was $0.3 million and $0.6 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. As of June 30, 2025, short-term investments mature at various dates through January 2026. As of June 30, 2025 and December 31, 2024, no allowance for credit losses was recorded.
Inventory, net
Inventory, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$771	$1,702
Work in process	43,165	36,623
Finished goods	2,567	903
Total inventory, net	$46,503	$39,228
As of June 30, 2025 and December 31, 2024, inventory reserves were nil.
Prepaid Expenses and Deposits
Prepaid expenses and deposits consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid manufacturing and other deposits	$1,887	$5,645
Prepaid insurance	1,711	1,186
Other prepaid expenses	2,980	4,388
Total prepaid expenses and deposits	$6,578	$11,219

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	June 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(11,934)	$3,192
Patents	2,243	(1,389)	854
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,242	$(16,196)	$4,046

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(11,535)	$3,591
Patents	2,128	(1,364)	764
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,127	$(15,772)	$4,355
For each of the three months ended June 30, 2025 and 2024, the Company recorded amortization expense of $0.2 million. For the six months ended June 30, 2025 and 2024, the Company recorded amortization expense of $0.4 million and $0.5 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Leasehold improvements	$3,243	$3,243
Furniture	1,155	1,155
Office equipment	631	631
Computer equipment	235	235
Total gross property and equipment	5,264	5,264
Less accumulated depreciation	(2,843)	(2,533)
Property and equipment, net	$2,421	$2,731
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued sales rebates and fees	$25,000	$24,568
Accrued payroll and related expenses	7,256	18,639
Accrued research and development expenses	6,495	3,990
Accrued corporate and excise taxes	2,357	503
Accrued sales and marketing expenses	1,605	2,329
Accrued restructuring expenses	312	10,855
Accrued other expenses	6,679	4,087
Total accrued expenses	$49,704	$64,971

5.Commitments and Contingencies
Lease Commitments
Finance Lease
Monoplant
In December 2020, the Company entered into a manufacturing services agreement with Lonza for the construction of a dedicated manufacturing facility for voclosporin (the “Monoplant”). The construction of the Monoplant began in January 2021 and manufacturing of voclosporin began in late June 2023. The Monoplant is equipped with state-of-the-art manufacturing equipment to provide cost and production efficiency for the manufacturing of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand. The Company completed a capital expenditure payment program for the Monoplant totaling $23.7 million, which included: (i) a $11.8 million payment in February 2021, which was treated as an upfront lease payment and recorded under other noncurrent assets on the consolidated balance sheets; and (ii) a $11.9 million payment when the facility fulfilled the required operational qualifications, which occurred in late June 2023. The Company has the exclusive right to use the Monoplant through March 31, 2030 by paying a quarterly fixed facility fee of 3.6 million Swiss Francs.
The Monoplant arrangement was determined to be an embedded lease and is accounted for as a finance lease under ASC 842. The lease term is based on the non-cancellable period for which a lessee has the right to use an underlying asset (the “Monoplant Lease”). The Company determined that the Monoplant Lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred on June 26, 2023. At lease inception, the Company recorded a finance right-of-use (“ROU”) lease asset and a corresponding lease liability. As of June 30, 2025, the Monoplant Lease finance ROU lease asset and corresponding lease liability balance were $82.6 million and $75.4 million, respectively.
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
Future minimum lease payments, excluding Lease Operating Costs, as of June 30, 2025 consisted of the following (in thousands):

	Finance Lease Payments	Operating Lease Payments
Remainder of 2025	$9,091	$575
2026	18,186	1,169
2027	18,186	1,198
2028	18,186	1,227
2029	18,186	1,223
Thereafter	4,550	2,079
Total lease payments	86,385	7,471
Less: imputed interest	(10,936)	(1,090)
Total	$75,449	$6,381

For each of the three months ended June 30, 2025 and 2024, finance lease expense related to the amortization of finance ROU lease assets was $4.4 million. For the six months ended June 30, 2025 and 2024, finance lease expense related to the amortization of finance ROU lease assets was $8.8 million and $8.7 million, respectively. For the three months ended June 30, 2025 and 2024, interest expense on finance lease liabilities was $1.1 million and $1.2 million, respectively. For the six months ended June 30, 2025 and 2024, interest expense on finance lease liabilities was $2.2 million and $2.5 million, respectively. For the six months ended June 30, 2025 and 2024, cash paid for amounts included in the measurement of finance lease liabilities classified in financing cash flows was $6.2 million and $6.0 million, respectively. For the six months ended June 30, 2025 and 2024, cash paid for amounts included in the measurement of finance lease liabilities classified in operating cash flows was $2.3 million and $2.2 million, respectively.
For the three and six months ended June 30, 2025 and 2024, operating lease expense was not material to the Company's results of operations.
Manufacturing Commitments
The Company’s manufacturing commitments have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2024.
Contingencies
From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation other than as described in Item 1 of Part II Legal Proceedings.
6.Deferred Compensation and Other Noncurrent Liabilities
In March 2012, the Company entered into employee retention arrangements with certain former executive officers, whereby the Company is required to make payments to such former officers based on net revenues of voclosporin for a certain period of time. As of June 30, 2025 and December 31, 2024, the Company recorded deferred compensation and other noncurrent liabilities of $12.0 million and $9.4 million, respectively.
7.License and Collaboration Agreements
In December 2020, the Company entered into a collaboration and licensing agreement with Otsuka to develop and commercialize oral voclosporin in Japan, the E.U., the U.K., Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the “Otsuka Territories”) in exchange for: (i) a $50 million upfront cash payment; (ii) regulatory and commercial milestone payments; and (iii) royalties ranging from 10% to 20% on net sales in the Otsuka Territories. As of June 30, 2025 and December 31, 2024, the Company had received an aggregate of $50 million of regulatory and commercial milestone payments.
In August 2022, the Company entered into a commercial supply agreement with Otsuka to: (i) supply LUPKYNIS inventory to Otsuka at cost plus a margin; and (ii) provide manufacturing and other services, including sharing the capacity of the Monoplant. For the three months ended June 30, 2025 and 2024, the Company recognized $3.4 million and $2.2 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant. For the six months ended June 30, 2025 and 2024, the Company recognized $5.9 million and $4.4 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant.
8.Shareholders’ Equity
On February 15, 2024, the Company announced that the Board had approved a share repurchase program of up to $150 million of the Company's common shares, excluding commissions and excise tax (the “Share Repurchase Plan”). As discussed in Note 12, on July 31, 2025, the Company announced that the Board has approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of common shares.
The timing and amount of future repurchase transactions will be determined by the Company based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. The Company has entered into a Rule 10b5-1 stock repurchase plan for the purpose of establishing a trading plan to purchase the Company’s common shares in a manner intended to satisfy the affirmative defense of Rule 10b5-1(c)(1) under the Securities Exchange Act of 1934, as amended and in accordance with applicable Canadian laws.

For the three months ended June 30, 2025 and 2024, the Company repurchased 5.4 million and 1.1 million of its common shares for $43.4 million and $5.2 million, respectively, including commissions and excise tax. For the six months ended, June 30, 2025 and 2024, the Company repurchased 11.2 million and 3.4 million of its common shares for $90.8 million and $18.6 million, respectively, including commissions and excise tax. The cost of repurchased shares is recorded as a reduction in common shares. Under Alberta law, the common shares were cancelled and not reissued.
9.Equity Incentive Plans
Stock Options
The activity related to stock options during the six months ended June 30, 2025 consisted of the following:

	June 30, 2025
	Number of shares (in thousands)	Weighted-average exercise price $
Outstanding at December 31, 2024	9,276	$11.05
Granted	2,391	7.61
Exercised/released	(227)	6.89
Cancelled/forfeited	(1,820)	12.22
Outstanding at June 30, 2025	9,620	$10.08
The following weighted-average assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Expected volatility	78%	77%
Risk-free interest rate	4.00%	4.23%
Expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Fair value per common share option	$4.98	$3.90
Performance Awards and Restricted Stock Units
The fair value of performance awards and RSUs is based on the market price of the Company's common shares on the date prior to the grant. During the six months ended June 30, 2025, the Company granted performance awards that vest in four tranches upon the Company’s common shares achieving four progressively higher target prices, and each tranche is further subject to a one year service period following tranche achievement. The Company estimated the fair value of each award with a market and service condition on the date of grant by using a Monte Carlo simulation (lattice model).
The activity related to performance awards and RSUs for the six months ended June 30, 2025 consisted of the following:

	June 30, 2025
	Number of shares (in thousands)	Weighted-average fair value price
Unvested balance, December 31, 2024	7,986	$8.08
Granted	1,421	6.80
Vested	(2,634)	8.58
Forfeited	(2,023)	8.17
Unvested balance, June 30, 2025	4,750	$7.38

Share-based Compensation Expense
The classification of share-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Research and development	$335	$87	$428	$(2,079)
Selling, general and administrative	4,877	8,078	1,364	15,615
Capitalized in inventory, net	228	421	239	787
Share-based compensation expense	$5,440	$8,586	$2,031	$14,323
As of June 30, 2025, there was $21.5 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of 1.2 years.
10.Restructuring
On February 15, 2024, the Company announced a strategic restructuring that reduced headcount by approximately 25% and discontinued the Company's AUR300 development program (the “February Restructuring”). On November 7, 2024, the Company announced another strategic restructuring that further reduced headcount by approximately 45% to sharpen the Company's focus on continued LUPKYNIS growth and the development of aritinercept (the “November Restructuring”).
For the six months ended June 30, 2025, total expense for the November Restructuring was $1.6 million, which was comprised of: (i) $0.3 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $0.1 million of contract termination costs; and (iii) $1.2 million of other restructuring costs. For the six months ended June 30, 2025, the Company paid $11.5 million for November Restructuring costs. As of June 30, 2025 and December 31, 2024, the Company paid $16.3 million and $4.8 million, respectively, related to the November Restructuring. The Company's restructuring activities were substantially completed in the first half of 2025.
For the six months ended June 30, 2024, total expense for the February Restructuring was $7.8 million, which was comprised of: (i) $6.1 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $1.1 million of contract termination costs; and (iii) $0.6 million of other restructuring costs. For the six months ended June 30, 2024, the Company paid $7.1 million for February Restructuring costs. As of December 31, 2024, the Company had recognized all expense and made all payments related to the February Restructuring.
11.Income Taxes
The effective tax rates for the three and six months ended June 30, 2025, and 2024, differed from the federal statutory rate applied to net income (loss) before income taxes primarily as a result of valuation allowances.

For the three months ended June 30, 2025 and 2024, the Company recognized an income tax expense of $0.6 million and $0.8 million, respectively. For the six months ended June 30, 2025 and 2024, the Company recognized an income tax expense of $1.6 million and $1.5 million, respectively. The income tax expense recognized is a result of U.S. source income. For the six months ended June 30, 2025, the Canadian parent entity also recorded net income, which is subject to income tax and is fully offset by a partial release of the valuation allowance.
12.Subsequent Events
On July 31, 2025, the Company announced that the Board has approved an increase to the Share Repurchase Plan of up to an additional $150 million of common shares.

Purchases under the Share Repurchase Plan, which to date have totaled 18.3 million of its common shares for $138.4 million, excluding commissions and excise tax, began on February 21, 2024. From July 1, 2025 through July 29, 2025, the Company repurchased 1.1 million of its common shares for $8.4 million, excluding commissions and excise tax, under the Share Repurchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our audited financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2024 filed with the U.S. Securities and Exchange Commission on February 27, 2025 (the “Form 10-K”) and with applicable Canadian securities regulatory authorities.
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
Overview
Background
Aurinia is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis (“LN”). Aurinia is also developing aritinercept (AUR200), a dual inhibitor of B cell-activating factor (BAFF) and a proliferation-inducing ligand (APRIL) for the potential treatment of autoimmune diseases.
On June 30, 2025, Aurinia announced positive results from a Phase 1 single-ascending-dose (SAD) study of aritinercept. The Company plans to initiate clinical studies with aritinercept in at least two autoimmune diseases in the second half of the year.
Net Product Sales
For the three and six months ended June 30, 2025, net product sales were $66.6 million and $126.5 million, up 21% and 23%, respectively, from $55.0 million and $103.1 million, respectively, for the same periods in 2024.
Cash Flow Provided by (Used in) Operating Activities
For the six months ended June 30, 2025, cash flow provided by (used in) operating activities was $45.5 million, compared to $(2.8) million in the same period of 2024. Excluding $11.5 million of cash payments made in connection with the November 2024 restructuring, cash flow generated from operations was $57.0 million for the six months ended June 30, 2025.
Cash Position
As of June 30, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $315.1 million compared to $358.5 million at December 31, 2024. For the six months ended June 30, 2025, the Company repurchased 11.2 million of its common shares for $90.8 million.

Results of Operations
Comparison of the Three and Six Months ended June 30, 2025 and 2024
The following table sets forth our results of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Revenue
Net product sales	$66,574	$55,028	$11,546	$126,545	$103,101	$23,444
License, collaboration and royalty revenue	3,434	2,164	1,270	5,928	4,394	1,534
Total revenue	70,008	57,192	12,816	132,473	107,495	24,978
Operating expenses
Cost of revenue	7,115	8,909	(1,794)	15,689	16,661	(972)
Selling, general and administrative	26,018	44,934	(18,916)	46,357	92,629	(46,272)
Research and development	7,432	4,080	3,352	13,175	9,631	3,544
Restructuring	114	1,072	(958)	1,647	7,755	(6,108)
Other expense (income), net	9,246	(290)	9,536	13,675	(4,415)	18,090
Total operating expenses	49,925	58,705	(8,780)	90,543	122,261	(31,718)
Income (loss) from operations	20,083	(1,513)	21,596	41,930	(14,766)	56,696
Interest income	3,190	4,189	(999)	6,759	8,715	(1,956)
Interest expense	(1,117)	(1,198)	81	(2,184)	(2,481)	297
Net income (loss) before income taxes	22,156	1,478	20,678	46,505	(8,532)	55,037
Income tax expense	643	756	(113)	1,648	1,495	153
Net income (loss)	$21,513	$722	$20,791	$44,857	$(10,027)	$54,884
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the U.S., and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), for the Japan, the European Union (the “E.U.”), the U.K., Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine markets (collectively, the “Otsuka Territories”). The two specialty pharmacies, specialty distributor and Otsuka are considered our customers for accounting purposes.
For the three and six months ended June 30, 2025, net product sales were $66.6 million and $126.5 million, respectively, compared to $55.0 million and $103.1 million, respectively, for the same periods in 2024. The increase for both periods is primarily due to an increase in the number of LUPKYNIS cartons sold to specialty pharmacies, driven by further LN market penetration.
License, Collaboration and Royalty Revenue
License, collaboration and royalty revenue consists of revenue from a collaboration and licensing agreement with Otsuka to develop and commercialize oral voclosporin in the Otsuka Territories in exchange for: (i) a $50 million upfront cash payment; (ii) regulatory and commercial milestone payments; and (iii) royalties ranging from 10% to 20% on net sales in the Otsuka Territories. Otsuka has obtained regulatory approval of LUPKYNIS in Japan, the E.U., the U.K. and Switzerland.
License, collaboration and royalty revenue also consists of revenue from a commercial supply agreement with Otsuka to provide manufacturing and other services, including sharing the capacity of a dedicated manufacturing facility at Lonza Ltd. (the “Monoplant”), Aurinia’s contract manufacturing partner for voclosporin.
For the three and six months ended June 30, 2025, license, collaboration, and royalty revenue was $3.4 million and $5.9 million, respectively, compared to $2.2 million and $4.4 million, respectively, for the same periods in 2024. The increase for both periods is primarily a result of an increase in manufacturing services provided to Otsuka in the current year.

Cost of Revenue
Cost of revenue consists primarily of expense associated with: (i) amortization of the finance lease right-of-use asset recognized in connection with the Monoplant; (ii) manufacturing; and (iii) shipping, storage and distribution.
In December 2020, Aurinia entered into a manufacturing services agreement with Lonza Ltd. for the construction of the Monoplant. The construction of the Monoplant began in January 2021 and manufacturing of voclosporin began in late June 2023. The Monoplant is equipped with state-of-the-art manufacturing equipment to provide cost and production efficiency for the manufacturing of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand. Aurinia pays a quarterly fixed facility fee of 3.6 million Swiss Francs for the exclusive right to use the Monoplant through March 31, 2030.
For the three and six months ended June 30, 2025, cost of revenue was $7.1 million and $15.7 million, respectively, compared to $8.9 million and $16.7 million, respectively, for the same periods in 2024. The decrease for both periods is primarily a result of a decrease in sales of LUPKYNIS inventory to Otsuka, which has a low gross margin.
For the three and six months ended June 30, 2025, gross margin was 90% and 88%, respectively, compared to 84% and 85%, respectively, for the same periods in 2024.
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

The following table summarizes our SG&A expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$10,004	$18,269	$(8,265)	$22,144	$39,930	$(17,786)
Share-based compensation	4,877	8,078	(3,201)	1,364	15,615	(14,251)
Total personnel expense	14,881	26,347	(11,466)	23,508	55,545	(32,037)
Non-personnel expense:
Professional fees and services	5,854	9,565	(3,711)	13,142	19,241	(6,099)
Travel, sponsorship and trade shows	1,873	2,141	(268)	2,717	4,842	(2,125)
Marketing and advertising	848	4,226	(3,378)	1,818	7,504	(5,686)
Other	2,562	2,655	(93)	5,172	5,497	(325)
Total non-personnel expense	11,137	18,587	(7,450)	22,849	37,084	(14,235)
Total SG&A expense	$26,018	$44,934	$(18,916)	$46,357	$92,629	$(46,272)
During the three and six months ended June 30, 2025, the decrease in SG&A personnel expense was primarily the result of lower employee-related costs, including the reversal of non-cash, share-based compensation expense related to forfeited, unvested equity awards, resulting from our strategic restructuring efforts in 2024.
During the three and six months ended June 30, 2025, the decrease in SG&A non-personnel expense was primarily as a result of lower overhead, marketing, travel, sponsorship and trade show costs resulting from our strategic restructuring efforts in 2024.
We expect our SG&A expense to remain lower in 2025 as compared to 2024 as we realize the full benefits of our strategic restructuring efforts.

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

The following table summarizes our R&D expense for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three months ended June 30,			Six Months Ended June 30,
	2025	2024	Change	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$1,376	$848	$528	$2,684	$4,340	$(1,656)
Share-based compensation	335	87	248	428	(2,079)	2,507
Total personnel expense	1,711	935	776	3,112	2,261	851
Non-personnel expense:
Clinical supply and distribution	3,145	1,084	2,061	5,010	1,999	3,011
Contract research organizations and developmental expenses	2,522	1,990	532	4,871	5,106	(235)
Other	54	71	(17)	182	265	(83)
Total non-personnel expense	5,721	3,145	2,576	10,063	7,370	2,693
Total R&D expense	$7,432	$4,080	$3,352	$13,175	$9,631	$3,544
During the three and six months ended June 30, 2025, the increase in R&D personnel-expense was primarily as a result of an increase in share-based compensation due to a reversal in the prior year of non-cash, share-based compensation expense related to forfeited, unvested equity awards related to the February 2024 restructuring. During the six months ended June 30, 2025, the increase in personnel expense was partially offset by lower employee headcount in 2025, resulting from our strategic restructuring efforts in 2024.
During the three and six months ended June 30, 2025, the increase in R&D non-personnel expense was primarily as a result of development activities for aritinercept and voclosporin.
We expect our R&D expenses to increase for the foreseeable future as we continue our development activities.
Restructuring Expense
Restructuring expense consists primarily of one-time termination benefits to affected employees, including severance and health care benefits, contract terminations and other costs related to our strategic restructuring efforts in 2024. On February 15, 2024, we announced a strategic restructuring that reduced headcount by approximately 25% and discontinued Aurinia’s AUR300 development program. On November 7, 2024, we announced another strategic restructuring that further reduced headcount by approximately 45% to sharpen the Company's focus on continued LUPKYNIS growth and the development of aritinercept. The Company's restructuring activities were substantially completed in the first half of 2025.

For the three and six months ended June 30, 2025, restructuring expense was $0.1 million and $1.6 million, respectively compared to $1.1 million and $7.8 million, respectively for the same periods in 2024.
Other Expense (Income), Net
For the three and six months ended June 30, 2025, other expense (income), net was $9.2 million and $13.7 million, respectively, compared to $(0.3) million and $(4.4) million, respectively, for the same periods in 2024. The change is primarily due to: (i) changes in the foreign exchange remeasurement of the finance lease liability recognized in connection with the Monoplant, which is denominated in Swiss Francs; and (ii) changes in the fair value assumptions related to our deferred compensation liability.

Liquidity and Capital Resources
As of June 30, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $315.1 million compared to $358.5 million at December 31, 2024. For the six months ended June 30, 2025, the Company repurchased $11.2 million of its common shares for $90.8 million, including commissions and excise tax. For the six months ended June 30, 2025, cash flow provided by (used in) operating activities was $45.5 million, compared to $(2.8) million in the same period in 2024. Excluding $11.5 million of cash payments made in connection with the November 2024 restructuring, cash flow generated from operations was $57.0 million for the six months ended June 30, 2025.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that has materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The Company filed complaints for patent infringement against each of Hikma Pharmaceuticals USA Inc. (filed April 10, 2025); Lotus Pharmaceutical Co. Ltd. (filed April 11, 2025); Galenicum Health S.L.U. (filed April 17, 2025); Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd. (filed April 21, 2025); Teva Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd. (filed April 25, 2025); Dr. Reddy's Laboratories, Inc. (filed May 1, 2025); DifGen Pharmaceuticals LLC (filed April 30, 2025); and Sandoz Inc. (filed May 8, 2025) in the United States District Court for the District of New Jersey.
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
Changes or developments in U.S. economic laws or policies, including the reaction of other countries thereto, may have a material adverse effect on our business
The U.S. federal government has announced that it has commenced a national security investigation of imports of “pharmaceuticals and pharmaceutical ingredients.” Depending on the findings of its investigation, the U.S. federal government could implement additional measures against the import of pharmaceuticals and pharmaceutical ingredients. The degree and extent of those measures or other measures the U.S. federal government could implement (such as pricing restrictions, tariffs or other trade restrictions or deterrents on foreign companies doing business outside of the U.S.) are unknown. Aurinia is an Alberta, Canada incorporated company, and we manufacture and import certain products in our supply chain into the U.S. primarily from Switzerland. If implemented, and depending on the degree and extent (including how directly they relate to our operations) of any changes or developments in U.S. economic laws or policies, additional measures against “pharmaceuticals and pharmaceutical ingredients” could have a material adverse effect on Aurinia’s business.
In addition, we sell encapsulated voclosporin to our collaboration partner, Otsuka, which Otsuka then sells to customers in its territories. Certain international governments have responded to other recent related economic policies announced by the U.S. with retaliatory action. If a government in one of the Otsuka Territories implemented a retaliatory action, such as a tariff, on the import of pharmaceutical products from the U.S., this could have a material adverse effect on Otsuka's voclosporin business which, in turn, could have a material adverse effect on our business.

Item 2. Unregistered Purchases or Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
In February 2024, the Board approved a share repurchase program of up to $150 million of the Company's common shares, excluding commissions and excise tax (“Share Repurchase Plan”). On July 31, 2025, the Company announced that the Board has approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of common shares. Purchases under the Share Repurchase Plan, which to date have totaled 18.3 million of its common shares for $138.4 million, excluding commissions and excise tax, began on February 21, 2024. The timing and amount of future repurchase transactions will be determined by the Company based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. Under Alberta law, the repurchased common shares are cancelled and not reissued.
The following table summarizes the common share activity of our repurchased shares under the Share Repurchase Plan.

Period	Total number of shares purchased	Average price paid per share in $	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program (in thousands)(1)
1/1/2025-1/31/2025	2,042,590	$8.01	2,042,590	$92,971
2/1/2025-2/28/2025	1,905,425	$7.89	1,905,425	$77,934
3/1/2025-3/31/2025	1,859,484	$8.29	1,859,484	$62,521
4/1/2025-4/30/2025	2,300,518	$7.73	2,300,518	$44,733
5/1/2025-5/31/2025	1,512,761	$8.07	1,512,761	$32,520
6/1/2025-6/30/2025	1,538,513	$8.10	1,538,513	$20,064
Total	11,159,291		11,159,291
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
**
Furnished herewith. Exhibits 32.1 and 32.2 are being furnished and shall not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), or otherwise subject to the liability of that section, nor shall such exhibit be deemed to be incorporated by reference in any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as otherwise specifically stated in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

July 30, 2025	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

July 30, 2025	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)