Form 10-Q
period 2025-09-30
Aurinia Pharmaceuticals Inc.
filed 2025-11-04
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of November 3, 2025, the registrant had 131,840,559 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$73,189	$83,433
Short-term investments	278,619	275,043
Accounts receivable, net	30,728	36,544
Inventory, net	44,793	39,228
Prepaid expenses and deposits	11,107	11,219
Other current assets	301	1,129
Total current assets	438,737	446,596
Finance right-of-use lease assets	78,813	92,072
Intangible assets, net	3,901	4,355
Operating right-of-use lease assets	3,718	4,068
Property and equipment, net	2,266	2,731
Other noncurrent assets	93	823
Total assets	$527,528	$550,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,214	$5,187
Accrued expenses	49,536	64,971
Finance lease liabilities, current portion	16,309	14,046
Deferred revenue	4,602	11,002
Operating lease liabilities, current portion	1,057	1,026
Other current liabilities	2,502	1,531
Total current liabilities	76,220	97,763
Finance lease liabilities, less current portion	55,727	58,554
Deferred revenue, less current portion	12,249	1,699
Deferred compensation and other noncurrent liabilities	12,442	9,408
Operating lease liabilities, less current portion	5,119	5,743
Total liabilities	161,757	173,167
Commitments and contingencies (Note 5)
Shareholders' equity
Common shares - no par value, unlimited shares authorized, 131,841 and 140,883 shares issued and outstanding at September 30, 2025 and December 31, 2024, respectively	1,116,797	1,187,696
Additional paid-in capital	109,885	126,999
Accumulated other comprehensive loss	(749)	(647)
Accumulated deficit	(860,162)	(936,570)
Total shareholders' equity	365,771	377,478
Total liabilities and shareholders' equity	$527,528	$550,645
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Revenue
Net product sales	$70,627	$55,503	$197,172	$158,604
License, collaboration and royalty revenue	2,841	12,268	8,769	16,662
Total revenue	73,468	67,771	205,941	175,266
Operating expenses
Cost of revenue	8,177	6,035	23,866	22,696
Selling, general and administrative	26,182	42,367	72,539	134,996
Research and development	8,435	3,047	21,610	12,678
Restructuring	—	—	1,647	7,755
Other expense, net	929	4,574	14,604	159
Total operating expenses	43,723	56,023	134,266	178,284
Income (loss) from operations	29,745	11,748	71,675	(3,018)
Interest income	3,316	4,267	10,075	12,982
Interest expense	(1,099)	(1,208)	(3,283)	(3,689)
Net income before income taxes	31,962	14,807	78,467	6,275
Income tax expense	411	457	2,059	1,952
Net income	$31,551	$14,350	$76,408	$4,323
Other comprehensive income:
Unrealized gain (loss) on available-for-sale securities	156	474	(102)	345
Comprehensive income	$31,707	$14,824	$76,306	$4,668

Earnings per share
Basic	$0.24	$0.10	$0.57	$0.03
Diluted	$0.23	$0.10	$0.55	$0.03

Shares used in computing earnings per share
Basic	131,808	143,051	135,163	143,353
Diluted	136,008	145,651	138,959	145,010
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2024	140,883	$1,187,696	$126,999	$(647)	$(936,570)	$377,478
Purchases of common shares under Share Repurchase Plan	(5,807)	(47,400)	—	—	—	(47,400)
Issuance of common shares from exercise of stock options and vesting of RSUs and performance awards	2,671	22,966	(22,611)	—	—	355
Share-based compensation	—	—	(3,409)	—	—	(3,409)
Unrealized loss on available-for-sale securities	—	—	—	(178)	—	(178)
Net income	—	—	—	—	23,344	23,344
Balance at March 31, 2025	137,747	$1,163,262	$100,979	$(825)	$(913,226)	$350,190
Purchases of common shares under Share Repurchase Plan	(5,352)	(43,362)	—	—	—	(43,362)
Issuance of common shares from exercise of stock options and vesting of RSUs	190	2,062	(863)	—	—	1,199
Issuance of common shares under ESPP	83	620	(219)	—	—	401
Share-based compensation	—	—	5,440	—	—	5,440
Unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net income	—	—	—	—	21,513	21,513
Balance at June 30, 2025	132,668	$1,122,582	$105,337	$(905)	$(891,713)	$335,301
Purchases of common shares under Share Repurchase Plan	(1,090)	(8,785)	—	—	—	(8,785)
Issuance of common shares from exercise of stock options and vesting of RSUs	263	3,000	(1,371)	—	—	1,629
Share-based compensation	—	—	5,919	—	—	5,919
Unrealized gain on available-sale-securities	—	—	—	156	—	156
Net income	—	—	—	—	31,551	31,551
Balance at September 30, 2025	131,841	$1,116,797	$109,885	$(749)	$(860,162)	$365,771
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid in capital	Accumulated Other Comprehensive (Loss) Income	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
Purchases of common shares under Share Repurchase Plan	(2,374)	(13,370)	—	—	—	(13,370)
Issuance of common shares from exercise of stock options and vesting of RSUs	2,231	21,134	(21,106)	—	—	28
Share-based compensation	—	—	5,737	—	—	5,737
Unrealized loss on available-for-sale securities	—	—	—	(124)		(124)
Net loss	—	—	—	—	$(10,749)	(10,749)
Balance at March 31, 2024	143,690	$1,207,982	$105,419	$(854)	$(953,071)	$359,476
Purchases of common shares under Share Repurchase Plan	(1,050)	(5,249)	—	—	—	(5,249)
Issuance of common shares from exercise of stock options and vesting of RSUs	192	1,773	(1,390)	—	—	383
Issuance of common shares under ESPP	152	1,048	(345)	—	—	703
Shared-based compensation	—	—	8,586	—	—	8,586
Unrealized loss on available-for-sale securities	—	—	—	(5)	—	(5)
Net income	—	—	—	—	722	722
Balance at June 30, 2024	142,984	$1,205,554	$112,270	$(859)	$(952,349)	$364,616
Issuance of common shares from exercise of stock options and vesting of RSUs	125	1,059	(824)	—	—	235
Shared-based compensation	—	—	8,327	—	—	8,327
Unrealized gain on available-for-sale securities	—	—	—	474	—	474
Net income	—	—	—	—	14,350	14,350
Balance at September 30, 2024	143,109	$1,206,613	$119,773	$(385)	$(937,999)	$388,002
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$76,408	$4,323
Adjustments to reconcile net income to cash flows from operating activities:
Share-based compensation	7,950	22,650
Amortization and depreciation	14,585	14,583
Foreign exchange loss (gain) on revaluation of Monoplant finance lease liability	9,318	(718)
Net amortization of premiums and discounts on investments	(7,844)	(9,752)
Other, net	4,852	220
Net changes in operating assets and liabilities:
Accounts receivable, net	5,816	(12,394)
Inventory, net	(5,565)	991
Prepaid expenses and other current assets	940	(6,001)
Other noncurrent operating assets	730	(12)
Accounts payable	(2,973)	4,551
Accrued expenses and other liabilities	(17,777)	(4,139)
Deferred revenue	4,150	522
Lease liabilities	(600)	(550)
Cash flows from operating activities	89,990	14,274
Cash flows from investing activities:
Proceeds from the sale and maturities of investments	348,785	461,448
Purchases of investments	(344,618)	(461,140)
Purchases of property, equipment and intangible assets	(180)	(225)
Upfront lease payment	—	(44)
Cash flows from investing activities	3,987	39
Cash flows from financing activities:
Repurchase of common shares	(98,156)	(18,435)
Principal portion of finance lease payments	(9,649)	(8,959)
Proceeds from issuance of common shares from exercise of stock options and vesting of RSUs and performance awards	12,583	6,537
Proceeds from issuance of common shares under ESPP	401	703
Taxes paid related to net settlement of exercises of stock options and vesting of RSUs and performance awards	(9,400)	(5,892)
Cash flows from financing activities	(104,221)	(26,046)
Net decrease in cash, cash equivalents and restricted cash	(10,244)	(11,733)
Cash, cash equivalents and restricted cash, beginning of the period	83,433	48,875
Cash, cash equivalents and restricted cash, end of the period	$73,189	$37,142
Supplemental cash flow information:
Cash paid for taxes	$(3,092)	$(1,459)
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$72,889	$36,630
Restricted cash	300	512
Total cash, cash equivalents and restricted cash	$73,189	$37,142
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.Organization and Description of Business
Aurinia Pharmaceuticals Inc. (“Aurinia” or the “Company”) is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis. Aurinia is also developing aritinercept, a dual inhibitor of B cell-activating factor (BAFF) and a proliferation-inducing ligand (APRIL) for the potential treatment of autoimmune diseases.
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
The accompanying condensed consolidated financial statements include the accounts of Aurinia Pharmaceuticals Inc. and its wholly owned subsidiary, Aurinia Pharma U.S., Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2025 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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
3.Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus potential common shares. Stock options, performance awards, restricted stock units (“RSUs”) and shares issuable under the Company's Employee Stock Purchase Plan (“ESPP”) are considered potential common shares and are included in the calculation of diluted earnings per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings per share when their effect is anti-dilutive.
For the three months ended September 30, 2025, there were 4.2 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 2.6 million RSUs; (ii) 1.0 million stock options; and (iii) 0.6 million performance awards. For the nine months ended September 30, 2025, there were 3.8 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 2.5 million RSUs; (ii) 0.7 million stock options; and (iii) 0.6 million performance awards. For the three and nine months ended September 30, 2025, there were 6.7 million and 7.1 million of potential common shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

For the three months ended September 30, 2024, there were 2.6 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 2.1 million RSUs; (ii) 0.4 million performance awards; and (iii) 0.1 million stock options. For the nine months ended September 30, 2024, there were 1.7 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 1.3 million RSUs; (ii) 0.3 million performance awards; and (iii) 0.1 million stock options. For the three and nine months ended September 30, 2024, there were 9.2 million and 11.2 million of potential common shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
4.    Balance Sheet Details
Fair Value Measurement
The following table summarizes the financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$73,189	$—	$—	$73,189
U.S. treasury bills	—	264,583	—	264,583
U.S. treasury bonds	—	11,846	—	11,846
Commercial paper	—	2,190	—	2,190
Total	$73,189	$278,619	$—	$351,808

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	—	192,101	—	192,101
U.S. treasury bonds	—	81,402	—	81,402
Commercial paper	—	1,339	—	1,339
Corporate bonds	—	201	—	201
Total	$83,433	$275,043	$—	$358,476
The fair value of the Company’s investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications.

The carrying amount and related unrealized gains (losses) by type of investment consisted of the following (in thousands):

	September 30, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$73,189	$—	$—	$73,189
U.S. treasury bills	264,529	54	—	264,583
U.S. treasury bonds	11,845	1	—	11,846
Commercial paper	2,190	—	—	2,190
Total cash, cash equivalents, restricted cash and short-term investments	$351,753	$55	$—	$351,808

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	192,054	47	—	192,101
U.S. treasury bonds	81,292	110	—	81,402
Commercial paper	1,339	—	—	1,339
Corporate bonds	200	1	—	201
Total cash, cash equivalents, restricted cash and short-term investments	$358,318	$158	$—	$358,476
As of September 30, 2025 and December 31, 2024, accrued interest receivable from investments was $0.2 million and $0.6 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. As of September 30, 2025, short-term investments mature at various dates through June 2026. As of September 30, 2025 and December 31, 2024, no allowance for credit losses was recorded.
Inventory, net
Inventory, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Raw materials	$771	$1,702
Work in process	42,637	36,623
Finished goods	1,385	903
Total inventory, net	$44,793	$39,228
As of September 30, 2025 and December 31, 2024, inventory reserves were nil.
Prepaid Expenses and Deposits
Prepaid expenses and deposits consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid manufacturing and other deposits	$5,674	$5,645
Prepaid insurance	1,395	1,186
Other prepaid expenses	4,038	4,388
Total prepaid expenses and deposits	$11,107	$11,219

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	September 30, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(12,133)	$2,993
Patents	2,308	(1,400)	908
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,307	$(16,406)	$3,901

	December 31, 2024
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(11,535)	$3,591
Patents	2,128	(1,364)	764
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,127	$(15,772)	$4,355
For each of the three months ended September 30, 2025 and 2024, the Company recorded amortization expense of $0.2 million. For the nine months ended September 30, 2025 and 2024, the Company recorded amortization expense of $0.6 million and $0.7 million, respectively.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Leasehold improvements	$3,243	$3,243
Furniture	1,155	1,155
Office equipment	631	631
Computer equipment	235	235
Total gross property and equipment	5,264	5,264
Less accumulated depreciation	(2,998)	(2,533)
Property and equipment, net	$2,266	$2,731
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accrued sales rebates and fees	$26,979	$24,568
Accrued payroll and related expenses	9,763	18,639
Accrued research and development expenses	4,475	3,990
Accrued corporate and excise taxes	1,389	503
Accrued sales and marketing expenses	1,530	2,329
Accrued restructuring expenses	215	10,855
Accrued other expenses	5,185	4,087
Total accrued expenses	$49,536	$64,971

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
The Monoplant arrangement was determined to be an embedded lease and is accounted for as a finance lease under ASC 842. The lease term is based on the non-cancellable period for which a lessee has the right to use an underlying asset (the “Monoplant Lease”). The Company determined that the Monoplant Lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred on June 26, 2023. At lease inception, the Company recorded a finance right-of-use (“ROU”) lease asset and a corresponding lease liability. As of September 30, 2025, the Monoplant Lease finance ROU lease asset and corresponding lease liability balance were $78.2 million and $72.0 million, respectively.
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
Future minimum lease payments, excluding Lease Operating Costs, as of September 30, 2025 consisted of the following (in thousands):

	Finance Lease Payments	Operating Lease Payments
Remainder of 2025	$4,547	$289
2026	18,193	1,168
2027	18,193	1,197
2028	18,193	1,226
2029	18,193	1,223
Thereafter	4,553	2,080
Total lease payments	81,872	7,183
Less: imputed interest	(9,836)	(1,007)
Total	$72,036	$6,176

For each of the three months ended September 30, 2025 and 2024, finance lease expense related to the amortization of finance ROU lease assets was $4.4 million. For each of the nine months ended September 30, 2025 and 2024, finance lease expense related to the amortization of finance ROU lease assets was $13.1 million. For the three months ended September 30, 2025 and 2024, interest expense on finance lease liabilities was $1.1 million and $1.2 million, respectively. For the nine months ended September 30, 2025 and 2024, interest expense on finance lease liabilities was $3.3 million and $3.7 million, respectively. For the nine months ended September 30, 2025 and 2024, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from financing activities was $9.6 million and $9.0 million, respectively. For each of the nine months ended September 30, 2025 and 2024, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from operating activities was $3.4 million.
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
6.Deferred Compensation and Other Noncurrent Liabilities
In March 2012, the Company entered into employee retention arrangements with certain former executive officers, whereby the Company is required to make payments to such former officers based on net revenues of voclosporin for a certain period of time. As of September 30, 2025 and December 31, 2024, the Company recorded deferred compensation and other noncurrent liabilities of $12.4 million and $9.4 million, respectively.
7.License and Collaboration Agreements
In December 2020, the Company entered into a collaboration and licensing agreement with Otsuka to develop and commercialize oral voclosporin in Japan, the E.U., the U.K., Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the “Otsuka Territories”) in exchange for: (i) a $50 million upfront cash payment; (ii) regulatory and commercial milestone payments; and (iii) royalties ranging from 10% to 20% on net sales in the Otsuka Territories. As of September 30, 2025 and December 31, 2024, the Company had received an aggregate of $50 million of regulatory and commercial milestone payments.
In August 2022, the Company entered into a commercial supply agreement with Otsuka to: (i) supply LUPKYNIS inventory to Otsuka at cost plus a margin; and (ii) provide manufacturing and other services, including sharing the capacity of the Monoplant. For the three months ended September 30, 2025 and 2024, the Company recognized $2.8 million and $12.3 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant. For the nine months ended September 30, 2025 and 2024, the Company recognized $8.8 million and $16.7 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant.
8.Shareholders’ Equity
On February 15, 2024, the Company announced that the Board had approved a share repurchase program of up to $150 million of the Company's common shares, excluding commissions and excise tax (the “Share Repurchase Plan”). On July 31, 2025, the Company announced that the Board approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of common shares.
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

For the nine months ended September 30, 2025 and 2024, the Company repurchased 12.2 million and 3.4 million of its common shares for $99.5 million and $18.6 million, respectively, including commissions and excise tax. The cost of repurchased shares is recorded as a reduction in common shares. Under Alberta law, the common shares were cancelled and not reissued.
Purchases under the Share Repurchase Plan, which as of September 30, 2025 have totaled 18.3 million of its common shares for $138.6 million, excluding commissions and excise tax, began on February 21, 2024.
9.Equity Incentive Plans
Stock Options
The activity related to stock options during the nine months ended September 30, 2025 consisted of the following:

	September 30, 2025
	Number of shares (in thousands)	Weighted-average exercise price $
Outstanding at December 31, 2024	9,276	$11.00
Granted	2,503	7.72
Exercised/released	(441)	7.21
Cancelled/forfeited	(2,228)	12.12
Outstanding at September 30, 2025	9,110	$10.01
The following weighted-average assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2025 and 2024:

	Nine Months Ended September 30,
	2025	2024
Expected volatility	78%	77%
Risk-free interest rate	3.99%	4.08%
Expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Fair value per common share option	$5.03	$3.82
Performance Awards and Restricted Stock Units
The fair value of performance awards and RSUs is based on the market price of the Company's common shares on the date prior to the grant. During the nine months ended September 30, 2025, the Company granted performance awards that vest in four tranches upon the Company’s common shares achieving four progressively higher target prices, and each tranche is further subject to a one year service period following tranche achievement. The Company estimated the fair value of each award with a market and service condition on the date of grant by using a Monte Carlo simulation (lattice model).
The activity related to performance awards and RSUs for the nine months ended September 30, 2025 consisted of the following:

	September 30, 2025
	Number of shares (in thousands)	Weighted-average fair value price
Unvested balance, December 31, 2024	7,986	$8.08
Granted	1,430	6.81
Vested	(2,684)	8.59
Cancelled/forfeited	(2,141)	8.18
Unvested balance, September 30, 2025	4,591	$7.34

Share-based Compensation Expense
The classification of share-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Research and development	$327	$306	$755	$(1,773)
Selling, general and administrative	5,387	7,812	6,751	23,427
Capitalized in inventory, net	205	209	444	996
Share-based compensation expense	$5,919	$8,327	$7,950	$22,650
As of September 30, 2025, there was $16.1 million of unrecognized share-based compensation expense related to unvested awards granted which is expected to be recognized over a weighted-average period of 1.0 year.
10.Restructuring
In February 2024, the Company announced a strategic restructuring that reduced headcount by approximately 25% and discontinued the Company's AUR300 development program (the “February Restructuring”). In November 2024, the Company announced another strategic restructuring that further reduced headcount by approximately 45% to sharpen the Company's focus on continued LUPKYNIS growth and the development of aritinercept (the “November Restructuring”).
For the nine months ended September 30, 2025, total expense for the November Restructuring was $1.6 million, which was comprised of: (i) $0.3 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $0.1 million of contract termination costs; and (iii) $1.2 million of other restructuring costs. For the three and nine months ended September 30, 2025, the Company paid $0.1 million and $11.6 million, respectively, related to the November Restructuring costs. As of September 30, 2025 and December 31, 2024, the Company paid $16.4 million and $4.8 million, respectively, related to the November Restructuring. The Company's restructuring activities were substantially completed in the first half of 2025.
For the nine months ended September 30, 2024, total expense for the February Restructuring was $7.8 million, which was comprised of: (i) $6.1 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $1.1 million of contract termination costs; and (iii) $0.6 million of other restructuring costs. For the three and nine months ended September 30, 2024, the Company paid nil and $7.1 million, respectively, related to the February Restructuring. As of December 31, 2024, the Company had recognized all expense and made all payments related to the February Restructuring.
11.Income Taxes
The effective tax rates for the three and nine months ended September 30, 2025, and 2024, differed from the federal statutory rate applied to net income before income taxes primarily as a result of valuation allowances.
For the three months ended September 30, 2025 and 2024, the Company recognized an income tax expense of $0.4 million and $0.5 million, respectively. For the nine months ended September 30, 2025 and 2024, the Company recognized an income tax expense of $2.1 million and $2.0 million, respectively. The income tax expense recognized is a result of U.S. source income. For the nine months ended September 30, 2025, the Canadian parent entity also recorded net income, which is subject to income tax and is fully offset by a partial release of the valuation allowance.

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
Overview
Background
Aurinia is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis. Aurinia is also developing aritinercept, a dual inhibitor of B cell-activating factor (BAFF) and a proliferation-inducing ligand (APRIL) for the potential treatment of autoimmune diseases.
On June 30, 2025, Aurinia announced positive results from a Phase 1 single-ascending-dose (SAD) study of aritinercept. The Company plans to initiate clinical studies with aritinercept in two autoimmune diseases by the end of 2025.
Net Product Sales
For the three and nine months ended September 30, 2025, net product sales were $70.6 million and $197.2 million, up 27% and 24%, respectively, from $55.5 million and $158.6 million, respectively, for the same periods in 2024.
Cash Flows from Operating Activities
For the nine months ended September 30, 2025, cash flows from operating activities were $90.0 million, compared to $14.3 million for the same period of 2024. Excluding $11.6 million of cash payments made in connection with the November 2024 restructuring, cash flows from operating activities were $101.6 million for the nine months ended September 30, 2025.
Cash Position
As of September 30, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $351.8 million compared to $358.5 million at December 31, 2024. For the nine months ended September 30, 2025, the Company repurchased 12.2 million of its common shares for $98.2 million.

Results of Operations
Comparison of the Three and Nine Months ended September 30, 2025 and 2024
The following table sets forth our results of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Revenue
Net product sales	$70,627	$55,503	$15,124	$197,172	$158,604	$38,568
License, collaboration and royalty revenue	2,841	12,268	(9,427)	8,769	16,662	(7,893)
Total revenue	73,468	67,771	5,697	205,941	175,266	30,675
Operating expenses
Cost of revenue	8,177	6,035	2,142	23,866	22,696	1,170
Selling, general and administrative	26,182	42,367	(16,185)	72,539	134,996	(62,457)
Research and development	8,435	3,047	5,388	21,610	12,678	8,932
Restructuring	—	—	—	1,647	7,755	(6,108)
Other expense, net	929	4,574	(3,645)	14,604	159	14,445
Total operating expenses	43,723	56,023	(12,300)	134,266	178,284	(44,018)
Income (loss) from operations	29,745	11,748	17,997	71,675	(3,018)	74,693
Interest income	3,316	4,267	(951)	10,075	12,982	(2,907)
Interest expense	(1,099)	(1,208)	109	(3,283)	(3,689)	406
Net income before income taxes	31,962	14,807	17,155	78,467	6,275	72,192
Income tax expense	411	457	(46)	2,059	1,952	107
Net income	$31,551	$14,350	$17,201	$76,408	$4,323	$72,085
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the U.S., and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), in Japan, the European Union (the “E.U.”), the U.K., Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine markets (collectively, the “Otsuka Territories”). The two specialty pharmacies, specialty distributor and Otsuka are considered our customers for accounting purposes.
For the three and nine months ended September 30, 2025, net product sales were $70.6 million and $197.2 million, respectively, compared to $55.5 million and $158.6 million, respectively, for the same periods in 2024. The increase for both periods is primarily due to an increase in the number of LUPKYNIS cartons sold to specialty pharmacies, driven by further LN market penetration.
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
For the three and nine months ended September 30, 2025, license, collaboration, and royalty revenue was $2.8 million and $8.8 million, respectively, compared to $12.3 million and $16.7 million, respectively, for the same periods in 2024. The decrease for both periods is primarily due to a $10.0 million one-time milestone that Aurinia recognized as revenue in the third quarter of 2024 for the approval of LUPKYNIS for the treatment of LN by the Japanese Ministry of Health, Labour, and Welfare.

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
For the three and nine months ended September 30, 2025, cost of revenue was $8.2 million and $23.9 million, respectively, compared to $6.0 million and $22.7 million, respectively, for the same periods in 2024. The increase for the three months ended September 30, 2025 is primarily due to the timing of Aurinia's sales of LUPKYNIS inventory to Otsuka. The increase for the nine months ended September 30, 2025 is primarily due to an increase in Aurinia's net sales of LUPKYNIS in the U.S.
For the three and nine months ended September 30, 2025, gross margin was 89% and 88%, respectively, compared to 91% and 87%, respectively, for the same periods in 2024.
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

The following table summarizes our SG&A expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$10,449	$17,563	$(7,114)	$32,593	$57,493	$(24,900)
Share-based compensation	5,387	7,812	(2,425)	6,751	23,427	(16,676)
Total personnel expense	15,836	25,375	(9,539)	39,344	80,920	(41,576)
Non-personnel expense:
Professional fees and services	6,445	7,504	(1,059)	19,587	26,745	(7,158)
Travel, sponsorship and trade shows	1,012	2,282	(1,270)	3,729	7,124	(3,395)
Marketing and advertising	605	4,505	(3,900)	2,423	12,009	(9,586)
Other	2,284	2,701	(417)	7,456	8,198	(742)
Total non-personnel expense	10,346	16,992	(6,646)	33,195	54,076	(20,881)
Total SG&A expense	$26,182	$42,367	$(16,185)	$72,539	$134,996	$(62,457)
For the three and nine months ended September 30, 2025, the decrease in SG&A personnel expense was primarily due to lower employee-related costs resulting from our strategic restructuring efforts in 2024.
For the three and nine months ended September 30, 2025, the decrease in SG&A non-personnel expense was primarily due to lower marketing, professional fees and services and other overhead resulting from our strategic restructuring efforts in 2024.
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

The following table summarizes our R&D expense for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three months ended September 30,			Nine Months Ended September 30,
	2025	2024	Change	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$2,630	$900	$1,730	$5,314	$5,240	$74
Share-based compensation	327	306	21	755	(1,773)	2,528
Total personnel expense	2,957	1,206	1,751	6,069	3,467	2,602
Non-personnel expense:
Clinical supply and distribution	2,267	354	1,913	7,277	2,353	4,924
Contract research organizations and developmental expenses	3,134	1,380	1,754	8,005	6,486	1,519
Other	77	107	(30)	259	372	(113)
Total non-personnel expense	5,478	1,841	3,637	15,541	9,211	6,330
Total R&D expense	$8,435	$3,047	$5,388	$21,610	$12,678	$8,932
For the three months ended September 30, 2025, the increase in R&D personnel-expense was primarily due to an increase in employee-related costs to support development activities. During the nine months ended September 30, 2025, the increase in R&D personnel expense was primarily due to an increase in share-based compensation due to a reversal in the prior year of non-cash, share-based compensation expense in the first quarter of 2024 related to forfeited, unvested equity awards from our strategic restructuring efforts in February 2024.
For the three and nine months ended September 30, 2025, the increase in R&D non-personnel expense was primarily as a result of development activities.
We expect our R&D expenses to increase for the foreseeable future as we continue our development activities.
Restructuring Expense
Restructuring expense consists primarily of one-time termination benefits to affected employees, including severance and health care benefits, contract terminations and other costs related to our strategic restructuring efforts in 2024. In February 2024, we announced a strategic restructuring that reduced headcount by approximately 25% and discontinued Aurinia’s AUR300 development program. In November 2024, we announced another strategic restructuring that further reduced headcount by approximately 45% to sharpen the Company's focus on continued LUPKYNIS growth and the development of aritinercept. The Company's restructuring activities were substantially completed in the first half of 2025.

For the three and nine months ended September 30, 2025, restructuring expense was nil and $1.6 million, respectively compared to nil and $7.8 million, respectively for the same periods in 2024.
Other Expense, Net
For the three and nine months ended September 30, 2025, other expense, net was $0.9 million and $14.6 million, respectively, compared to $4.6 million and $0.2 million, respectively, for the same periods in 2024. The change is primarily due to: (i) changes in the foreign exchange remeasurement of the finance lease liability recognized in connection with the Monoplant, which is denominated in Swiss Francs; and (ii) changes in the fair value assumptions related to our deferred compensation liability.

Liquidity and Capital Resources
As of September 30, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $351.8 million compared to $358.5 million at December 31, 2024. For the nine months ended September 30, 2025, the Company repurchased $12.2 million of its common shares for $98.2 million, including commissions. For the nine months ended September 30, 2025, cash flows from operating activities were $90.0 million, compared to $14.3 million for the same period in 2024. Excluding $11.6 million of cash payments made in connection with the November 2024 restructuring, cash flows from operating activities were $101.6 million for the nine months ended September 30, 2025.
Based on our current operating plans and projections, the Company expects to fund future operations with existing cash on hand or future cash flows from operating activities.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2025, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
On November 2, 2025, the Company and its wholly-owned subsidiary, Aurinia Pharma U.S., Inc., filed a complaint alleging defamation and injurious falsehood against Dr. George Tidmarsh in the United States District Court for the District of Maryland. The complaint alleges that Dr. Tidmarsh personally made false statements regarding voclosporin. The Company is seeking monetary damages, punitive damages, court costs, and any other relief the court deems appropriate.
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
Item 2. Unregistered Purchases or Sales of Equity Securities and Use of Proceeds.
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
In February 2024, the Board approved a share repurchase program of up to $150 million of the Company's common shares, excluding commissions and excise tax (“Share Repurchase Plan”). On July 31, 2025, the Company announced that the Board has approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of common shares. Purchases under the Share Repurchase Plan, which to date have totaled 18.3 million of its common shares for $138.6 million, excluding commissions and excise tax, began on February 21, 2024. The timing and amount of future repurchase transactions will be determined by the Company based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. Under Alberta law, the repurchased common shares are cancelled and not reissued.
The following table summarizes the common share activity of our repurchased shares under the Share Repurchase Plan.

Period	Total number of shares purchased	Average price paid per share in $	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program (in thousands)(1)
1/1/2025-1/31/2025	2,042,590	$8.01	2,042,590	$92,971
2/1/2025-2/28/2025	1,905,425	$7.89	1,905,425	$77,934
3/1/2025-3/31/2025	1,859,484	$8.29	1,859,484	$62,521
4/1/2025-4/30/2025	2,300,518	$7.73	2,300,518	$44,733
5/1/2025-5/31/2025	1,512,761	$8.07	1,512,761	$32,520
6/1/2025-6/30/2025	1,538,513	$8.10	1,538,513	$20,064
7/1/2025-7/31/2025	1,068,136	$7.89	1,068,136	$161,634
8/1/2025-8/31/2025	22,286	$9.85	22,286	$161,415
Total	12,249,713		12,249,713
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

AURINIA PHARMACEUTICALS INC.

November 3, 2025	By:	/s/ Peter Greenleaf
Peter Greenleaf
Chief Executive Officer, Director (Principal Executive Officer)

November 3, 2025	By:	/s/ Joseph Miller
Joseph Miller
Chief Financial Officer (Principal Financial and Accounting Officer)