Form 10-K
period 2025-12-31
Aurinia Pharmaceuticals Inc.
filed 2026-02-26
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
___________________________________________________________________________________
Form 10-K
___________________________________________________________________________________

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant based on the closing price of the common shares on the Nasdaq Global Market on June 30, 2025 was $1.0 billion.
As of February 25, 2026, there were 132,970,979 of the registrant’s common shares outstanding.
DOCUMENTS INCORPORATED BY REFERENCE

Document Description	10-K Part
Portions of the registrant’s definitive proxy statement to be filed with the U.S. Securities and Exchange Commission pursuant to Regulation 14A within 120 days after registrant’s fiscal year end of December 31, 2025 are incorporated by reference into Part III of this Annual Report on Form 10-K.
III

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the year ended December 31, 2025 (this “Annual Report”) contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are subject to the safe harbor provisions created by those sections, as well as “forward-looking information” as defined in applicable Canadian securities laws. Forward-looking statements can be identified by words such as “intends,” “believes,” “anticipates,” “indicates,” “plans,” “expects,” “suggests,” “may,” “should,” “potential,” “designed to,” “will” and similar expressions that predict or indicate future events and trends that do not relate to historical matters. You should not unduly rely on forward-looking statements because they involve known and unknown risks, uncertainties and other factors, some of which are beyond our control. These risks, uncertainties and other factors may cause our actual results, performance or achievements to be materially different from the anticipated future results, performance or achievements expressed or implied by the forward-looking statements.
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
•our ability to comply with our obligations under our collaboration and licensing agreement and commercial supply agreement with Otsuka Pharmaceutical Co., Ltd (“Otsuka”);
•the timing and our ability to develop, obtain regulatory approvals for and commercialize aritinercept;
•the rate and degree of market acceptance and clinical utility of aritinercept, if approved;
•the relationship between earlier study results (preclinical and clinical) and later clinical study results;
•our ability to hire and retain key employees;
•our overall financial performance, including but not limited to, net product sales and cash flows from operating activities, including any milestone, royalty and other payments resulting from our collaboration and licensing agreement and commercial supply agreement with Otsuka;
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

PART I
In this Annual Report, references to “we,” “us,” “our,” “Aurinia” or “the Company,” refer to Aurinia Pharmaceuticals Inc., an Alberta, Canada corporation, together with our wholly owned subsidiary, Aurinia Pharma U.S., Inc., a Delaware corporation, on a consolidated basis.
Item 1. Business.
OVERVIEW
Background
Aurinia is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis (“LN”). Aurinia is also developing aritinercept, a dual inhibitor of B cell-activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) for the potential treatment of autoimmune diseases.
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the United States (“U.S.”), and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), for the European and Japanese market.
For the year ended December 31, 2025, net product sales were $271.3 million, up 25% compared to $216.2 million in 2024.

LUPKYNIS Net Product Sales

Cash Flows from Operating Activities
For the year ended December 31, 2025, cash flows from operating activities were $135.7 million, up 206% compared to $44.4 million in 2024.
Cash Position
As of December 31, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $398.0 million, compared to $358.5 million at December 31, 2024. For the year ended December 31, 2025, the Company repurchased 12.2 million of its common shares for $98.2 million.

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
PRODUCT PORTFOLIO
LUPKYNIS (voclosporin)
In January 2021, the Company introduced LUPKYNIS, the first FDA-approved oral therapy for the treatment of adult patients with active LN. The Company markets LUPKYNIS in the U.S. directly through its own commercial organization. In Japan, the E.U., the U.K. and Switzerland, LUPKYNIS is marketed by Aurinia’s collaboration partner, Otsuka.
About Lupus Nephritis
LN is among the most severe and dangerous complications of systemic lupus erythematosus (“SLE”). SLE, commonly known as lupus, is a chronic autoimmune disease where the body's immune system mistakenly attacks its own healthy tissues and organs. Over 200,000 people in the U.S. are estimated to have SLE (U.S. Centers for Disease Control and Prevention 2024), of which 20% to 60% develop LN (KDIGO Lupus Nephritis Work Group, Kidney Int 2024;105(1S):S1-S69).

Lupus Nephritis Is Among the Most Severe and Dangerous Complications of Systemic Lupus Erythematosus

[a] U.S. Centers for Disease Control and Prevention 2024
[b] Tamirou et al., Ann Rheum Dis 2016

Proteinuria reduction is associated with long-term renal preservation. The larger the initial reduction in proteinuria in the first several months of management, the lower the risk of end-stage kidney disease (“ESKD”) (Chen et al., Clin J Am Soc Nephro 2008;3(1):46-53).

Kidney Survival Based on Proteinuria Response Status [a,b]

10 years
100
75
50
25
0
Complete
Response
94%
Partial
Response
45%
No Response
19%
Kidney Survival (%)
0
50
100
150
200
Time From Study Entry (mo)

[a] Adapted with permission from Chen et al., Clin J Am Soc Nephro 2008;3(1):46-53
[b] Retrospective analysis of patients (N=86) enrolled in the prospective, controlled study of plasmapheresis in severe LN to determine long-term prognosis of achieving partial response. Complete response was defined as SCr ≤1.4 mg/dL and proteinuria ≤0.33 g/day within 5 years of study entry, and partial response was defined as ≤25% increase in baseline SCr and ≥50% reduction in baseline proteinuria to ≤1.5 g/day (but >0.33 g/day) within 5 years of entering the study. Kidney survival was determined by kidney failure (≥6 mg/dL SCr or the initiation of kidney replacement therapy).

2024 American College of Rheumatology (“ACR”) Lupus Nephritis Treatment Guideline Update
In November 2024, the ACR released an updated guideline for the treatment of LN that emphasizes early and aggressive treatment to preserve kidney function.

2024 ACR Guideline for the Treatment of Lupus Nephritis Emphasizes Early and Aggressive Treatment to Preserve Kidney Function

[a] 2024 ACR Guideline for the Screening, Treatment, and Management of Lupus Nephritis: Guideline Summary 2024

How LUPKYNIS Works
LUPKYNIS is a novel, structurally modified calcineurin inhibitor (“CNI”) immunosuppressant indicated in combination with a background immunosuppressive therapy regimen for the treatment of adult patients with active LN.

LUPKYNIS Targets LN with a Dual Mechanism of Action

Clinical Study Overview of LUPKYNIS
LUPKYNIS has a robust clinical study history.

Robust Clinical History

FDA approval of LUPKYNIS was based on our pivotal Phase 3 AURORA 1 study (“AURORA 1”), which demonstrated the ability of LUPKYNIS treatment to significantly improve outcomes for patients when added to the then-typical standard of care, mycophenolate mofetil (“MMF”) and corticosteroids. AURORA 1 was a randomized, double‑blind, placebo‑controlled, Phase 3 study in 357 adults with class III, IV or V (alone or in combination with class III or IV) LN. The primary endpoint of complete renal response (“CRR”) at week 52 was achieved in significantly more patients treated with LUPKYNIS in combination with MMF and corticosteroids compared to patients treated with placebo in combination with MMF and corticosteroids alone (40.8% vs. 22.5%; p<0.001) (Rovin et al., Lancet 2021;397:2070-2080). CRR was defined as urine protein-to-creatine ratio (“UPCR”) of ≤0.5 mg/mg, stable renal function (defined as “eGFR” ≥60 mL/min/1.73 m2 or no confirmed decrease from baseline in eGFR of >20%), no sustained corticosteroids and no administration of rescue medications. Further, CRR at week 24 (secondary endpoint) was achieved in significantly more patients treated with LUPKYNIS in combination with MMF and corticosteroids compared to patients treated with placebo in combination with MMF and corticosteroids alone (32.4% vs. 19.7%; p=0.002) (Rovin et al., Lancet 2021;397:2070-2080).

Significantly More Patients on LUPKYNIS Achieved a Complete Renal Response in AURORA 1 as Early as Week 24 [a]

[a] Rovin et al., Lancet 2021;397:2070-2080
[b] CRR was defined as UPCR of ≤0.5 mg/mg, stable renal function (defined as eGFR ≥60 mL/min/1.73 m2 or no confirmed decrease from baseline in eGFR of >20%), no sustained corticosteroids and no administration of rescue medications

LUPKYNIS in combination with MMF and corticosteroids reduced proteinuria twice as fast as MMF and corticosteroids alone.

LUPKYNIS Rapidly Reduced Proteinuria in Fewer Days in AURORA 1 [a]

[a] Rovin et al., Lancet 2021;397:2070-2080
[b] Secondary endpoint
In 2025, the Company conducted new LUPKYNIS data analyses that support LUPKYNIS’ robust clinical benefit in the treatment of patients with LN. This post-hoc analysis was conducted with data from the Phase 3 (AURORA 1 and AURORA 2) and Phase 2 (AURA-LV) studies that formed the basis of the 2021 FDA approval of LUPKYNIS and the 2024 FDA approval of the supplemental NDA for LUPKYNIS. The new analyses, which show that LUPKYNIS also was associated with a statistically significant and clinically meaningful reduction in the risk of Renal-Related Events or Death, reinforce the robust efficacy and favorable safety profile of LUPKYNIS.

Time to Renal-Related Event or Death [a] (AURORA 1 Phase 3 Population)

[a] Time to renal-related event or death is defined as the time to the first occurrence of death, treatment failure, worsening proteinuria or worsening eGFR
In the pivotal Phase 3 study (AURORA 1) and Phase 2 study (AURA-LV), adverse reactions occurring in ≥3% of patients treated with LUPKYNIS and ≥2% higher than placebo are shown below.

Adverse Reactions Occurring in ≥3% of Patients Treated with LUPKYNIS 23.7 mg Twice a Day and ≥2%
Higher than Placebo in AURORA 1 and AURA-LV [a]

[a] LUPKYNIS Prescribing Information
In AURORA 2, a double‑blind, placebo-controlled extension study of adults with active LN who completed AURORA 1, LUPKYNIS demonstrated safety comparable to that seen in AURORA 1 with no unexpected safety signals observed through 3 years (LUPKYNIS Prescribing Information and Saxena et al., Arthritis Rheumatol 2024;76(1):59-67).

Aritinercept
Aritinercept is a dual inhibitor of B cell-activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) for the potential treatment of autoimmune diseases.
Aritinercept contains a B cell maturation antigen (“BCMA”)-engineered extracellular binding domain optimized for superior affinity to BAFF and APRIL (other dual BAFF/APRIL inhibitors use transmembrane activator and CAML interactor (“TACI”)-engineered extracellular binding domain). BCMA has a stronger natural affinity for APRIL than TACI (Mathur, J Clin Med 2023;12:1-18).
Aritinercept contains an immunoglobulin (“Ig”) G4 fragment crystallizable (“Fc”) domain with no appreciable effector function (other dual BAFF/APRIL inhibitors use IgG1 Fc domain). IgG4 is considered the least inflammatory across the IgG subclasses, in part because it poorly activates the complement system (Oskam et al., Front Immun 2023;14:1-11).

Aritinercept

BAFF and APRIL are important cytokines that regulate B cell survival and differentiation, whose targets are expressed on B cells at different stages of B cell development (Mathur et al., J Clin Med 2023;12:1-18). Targeting both BAFF and APRIL depletes a broader set of B cells, including plasma cells, than targeting a single cytokine. Aritinercept may prevent the activation of autoreactive B cells and reduce their numbers and associated immunoglobulins (antibodies) in the body, thereby reducing important drivers of B cell-mediated autoimmune diseases.

B Cell Maturation [a]

[a] Schrezenmeier et al., J Am Soc Nephrol 2018;29:741-758
Aritinercept has high binding affinity for both BAFF and APRIL as compared to other dual BAFF/APRIL inhibitors.

Aritinercept Is a High Affinity Dual BAFF/APRIL Inhibitor [a]

[a] Data on file

Aritinercept potently inhibits both BAFF- and APRIL-mediated B cell proliferation as compared to other dual BAFF/APRIL inhibitors.

Aritinercept Potently Inhibits BAFF- and APRIL-Mediated B Cell Proliferation [a]

[a] Data on file
The initial clinical study of aritinercept was a single ascending dose (“SAD”) study. The primary objective of the SAD study was to assess the safety, tolerability and pharmacodynamics (“PD”) of aritinercept after single ascending subcutaneous administration in healthy volunteers.
The study investigated aritinercept (at doses of 5 mg, 25 mg, 75 mg, 150 mg, 225 mg and 300 mg) and placebo, administered by subcutaneous injection, in 61 healthy subjects.

Aritinercept Single Ascending Dose Study: Design

SC=subcutaneous

Study results showed that aritinercept was well tolerated at all dose levels tested. There were no treatment-related Grade ≥3 adverse events (“AEs”), there were no treatment-related serious adverse events (“SAEs”) and there were no discontinuations due to treatment-related AEs. There was one Grade ≥3 AE and one SAE (same event) of concussion due to motor vehicle accident reported as not treatment related. AEs that occurred in more than one subject included injection site reactions (24% aritinercept, 13% placebo), headache (11% aritinercept, 7% placebo), upper respiratory tract infection (7% aritinercept, 0% placebo) and back pain (4% aritinercept, 0% placebo). All injection site reactions were Grade 1.
Anti-drug antibodies were detected in the majority of subjects at dose levels of 25 mg and higher. The presence of anti-drug antibodies was not associated with any changes in safety, pharmacokinetic (“PK”) or PD parameters.
Single doses of aritinercept led to robust and long-lasting reductions in immunoglobulins (antibodies) in humans. Specifically, mean reductions from baseline to Day 28 of up to 48%, 55% and 20% were observed for IgA, IgM and IgG, respectively. The PD effects are supportive of once-monthly dosing.

Aritinercept SAD Study: Single Doses of Aritinercept Led to Robust and Long-Lasting Reductions in Immunoglobulins in Humans

Below are comparative results of the reduction in immunoglobulins IgA, IgM and IgG, respectively, between aritinercept and other BAFF/APRIL inhibitors.

Effect of a Single Dose of BAFF/APRIL Inhibitors on IgA, IgM and IgG

[a] The figure and table above represent cross-trial comparisons of SAD studies. No head-to-head clinical studies have been conducted. Adapted from Davies et al., Clin Trans Sci 2024 (povetacicept); Zhang et al., Clin Pharm Drug Dev 2023 (sibeprenlimab); Willen et al., Eur J Drug Metab Ph 2020 (atacicept); Xie et al., Clin Pharm Drug Dev 2022 (telitacicept). Dose levels for povetacicept, sibeprenlimab, atacicept and telitacicept represent dose levels selected by respective sponsors for Phase 3 development.

[b] There was no apparent reduction in serum IgG levels following single-dose atacicept at any of the tested doses

Summary and Next Steps
Aritinercept was well tolerated at all dose levels tested. Single doses of aritinercept led to robust and long-lasting reductions in immunoglobulins supportive of once-monthly dosing.
Aurinia has initiated a clinical study of aritinercept in one autoimmune disease and plans to initiate a clinical study in an additional autoimmune disease in the first half of 2026.
SALES AND MARKETING ORGANIZATION
Aurinia employs an experienced sales and marketing team dedicated to the commercialization of LUPKYNIS, supported by professionals in commercial operations, commercial supply chain, patient services and market access functions.
REGULATORY EXCLUSIVITY
We received New Chemical Entity (“NCE”) exclusivity for LUPKYNIS in the U.S., which initially provided for exclusivity until January 22, 2026. In the U.S., NCEs approved by the FDA are eligible for market exclusivity under the U.S. Federal Food, Drug, and Cosmetic Act (the “FDCA”), which can prevent the approval of generic versions of the NCE for 5 to 7.5 years from the date of the initial approval of the NCE. Specifically, the FDCA provides a 5-year period of marketing exclusivity within the U.S. to the applicant that gains approval of a new drug application (“NDA”) for an NCE. A drug is an NCE if the FDA has not previously approved any other new drug containing the same active moiety, which is the molecule or ion responsible for the action of the drug substance. During the first 4 years of the exclusivity period, the FDA may not accept for review an Abbreviated New Drug Application (“ANDA”) or a 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all of the data required for approval. However, an application may be submitted 4 years after the NDA approval of the NCE if it contains a certification of patent invalidity or non-infringement. The initiation of patent litigation by the patent holder will trigger an automatic stay in the approval of any generic competition until the earlier of: (i) 30 months from the certification; or (ii) a court ruling of patent invalidity or non-infringement for the relevant patents. In the absence of a court ruling, the 30-month stay will be extended by such amount of time (if any) that is required for 7.5 years to have elapsed from the date of NDA approval of the NCE. See “Intellectual Property” below.
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
•U.S. Patent No. 7,332,472: Our application for patent term extension for U.S. Patent No. 7,332,472 related to the composition of matter of voclosporin was approved by the U.S. Patent and Trademark Office (“USPTO”) in December 2025, resulting in a term extending to October 2027. Patent protection for patents related to the composition of matter of voclosporin are expected to be extended in certain other major markets, including many European markets, until October 2027 under the Supplementary Protection Certificate program in the E.U. and comparable patent extension laws in other countries.
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
In February and March 2025, we received a paragraph IV notice of certification (a “Notice Letter”) from each of Hikma Pharmaceuticals USA Inc., Lotus Pharmaceutical Co. Ltd., Galenicum Health S.L.U., Zydus Pharmaceuticals (USA) Inc., Teva Pharmaceuticals, Inc., Dr. Reddy's Laboratories, Inc., DifGen Pharmaceuticals LLC and Sandoz Inc. advising that each company had submitted an Abbreviated New Drug Application (“ANDA”) to the FDA seeking authorization to manufacture, use or sell a generic version of LUPKYNIS in the U.S., prior to the expiry of U.S. Patent Nos. 10,286,036 and 11,622,991 in December 2037 (the “2037 Patents”), which are listed in the FDA's Orange Book. Each Notice Letter alleges that the 2037 Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in the ANDA.
We filed complaints for patent infringement against each sender of a Notice Letter. Please see Item 3 of Part I “Legal Proceedings” for further information on the complaints.

In accordance with the Hatch-Waxman Act, because LUPKYNIS is an NCE and we filed a complaint for patent infringement within 45 days of the receipt of each Notice Letter, the FDA cannot approve the ANDAs for these applications any earlier than 7.5 years from the approval of the LUPKYNIS new drug application unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed.
COMPETITION
The pharmaceutical industry is competitive. While LUPKYNIS is the only FDA-approved oral therapy for the treatment of adult patients with active LN, BENLYSTA® (belimumab, marketed by GSK plc) and GAZYVA® (obinutuzumab, marketed by Genentech, Inc.), injectable treatments, are also FDA approved for LN. Additionally, physicians continue to treat LN with an off-label combination of MMF and corticosteroids alone or in combination with first generation CNIs such as tacrolimus.
As a potential treatment for autoimmune disease, aritinercept is subject to competition from both FDA-approved and investigational products. Competing product candidates include, but are not limited to, other dual BAFF/APRIL inhibitors (e.g., povetacicept, atacicept and telitacicept).
MANUFACTURING AND SUPPLY CHAIN
We rely on third-party manufacturers to supply commercial inventory for LUPKYNIS and semi-finished products and expect to continue to do so to meet our development and commercial needs. In all of our manufacturing agreements and commercial supply agreements, we require that contract manufacturers produce drug substance and drug products in accordance with the FDA’s current Good Manufacturing Practices (“cGMP”) and all other applicable laws and regulations. We maintain confidentiality agreements with potential and existing manufacturers to protect our proprietary rights related to LUPKYNIS. The long-term commercial success of LUPKYNIS will depend in part on the ability of our contract manufacturers to supply cGMP-compliant drug substance and drug product without interruption.
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

Encapsulation
Catalent Pharma Solutions (“Catalent”) is currently the sole supplier for the preparation of our voclosporin capsules. Pricing for these services is determined by a supply agreement between us and Catalent. We expect that Catalent will continue to provide contract manufacturing services with respect to encapsulating voclosporin in order to manufacture voclosporin capsules that are required for our future commercial and clinical supply needs.
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
Any products manufactured or distributed by us pursuant to FDA approvals are subject to continuing regulation by the FDA, including record-keeping requirements and reporting of adverse experiences with the drug. Drug manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies and are subject to periodic inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements on us and our third-party manufacturers. Even after regulatory approval is obtained, under certain circumstances, such as later discovery of previously unknown safety risks, the FDA can withdraw approval or subject the drug to additional restrictions.
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

•the federal Anti-Kickback Statute (“AKS”), which prohibits, among other things, persons from soliciting, receiving, offering or paying remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, an item or service reimbursable under a federal health care program, such as the Medicare and Medicaid programs. The term “remuneration” has been broadly interpreted to include anything of value, including for example gifts, cash payments, donations, the furnishing of supplies or equipment.
•waivers of payment, ownership interests, and providing any item, service or compensation for something other than fair market value.
•federal false claims and civil monetary penalties laws, including the U.S. False Claims Act (“FCA”), which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we may not submit claims directly to payors, manufacturers can be held liable under these laws in a variety of ways. These include: providing inaccurate billing or coding information to customers; improperly promoting a product’s off-label use; violating the federal Anti-Kickback Statute; or misreporting pricing information to government programs.
•provisions of the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which created new federal criminal statutes that prohibit, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services.
•the federal Physician Payment Sunshine Act requirements, under the Patient Protection and Affordable Care Act (the “ACA”), which require manufacturers of certain drugs and biologics to track and report to U.S. Centers for Medicare & Medicaid Services (“CMS”) payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer.
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
Regulation in Non-U.S. Jurisdictions
In addition to regulations in the U.S., we, or our partners, may be subject to a variety of foreign regulations governing clinical studies and commercial sales and distribution of LUPKYNIS or future products. When we, or our partners, market LUPKYNIS in foreign countries, we are also subject to foreign regulatory requirements governing marketing approval for pharmaceutical products. The requirements governing the conduct of clinical studies, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the regulatory authorities of foreign countries must be obtained before marketing the product in those countries. The approval process varies from country to country, and the time required for such approvals may differ substantially from that required for FDA approval. Foreign regulatory approval processes involve many of the risks associated with FDA marketing approval discussed above. There is no assurance that any FDA approval of any of our product candidates will result in similar foreign approvals or vice versa. The process for clinical studies in the E.U. and other countries is similar, and studies are heavily scrutinized by the designated ethics committees and regulatory authorities. In addition, foreign regulations may include applicable post-marketing requirements, including safety surveillance, anti-fraud and abuse laws, and implementation of corporate compliance programs and reporting of payments or other transfers of value to health care professionals and entities.
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

Coverage and Reimbursement
In the U.S. and internationally, sales of LUPKYNIS, and any other products that we market in the future, and our ability to generate revenues on such sales, are dependent, in significant part, on the availability of adequate coverage and reimbursement. In the U.S., such reimbursement comes primarily from third-party payors, such as state and federal governments, managed care providers and private insurance plans. These organizations routinely implement cost-cutting and reimbursement initiatives that have the ability, or potential, to impact a patient’s overall access to our product. Examples of these initiatives include, but are not limited to, establishing formularies that govern the drugs and biologics that are eligible for reimbursement and the out-of-pocket obligations of member patients for such products.

Political, economic and regulatory influences are subjecting the healthcare industry in the U.S. to fundamental changes. There have been, and we expect there will continue to be, legislative and regulatory proposals to change the healthcare system in ways that could significantly affect our future business. For example, the ACA enacted in March 2010, substantially changed the way healthcare is financed by both governmental and private insurers. Among other cost containment measures, the ACA established:
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
Additionally, in August 2022, the Inflation Reduction Act of 2022 (“IRA”) was passed by the U.S. Congress which, among other things, includes policies that are designed to have a direct impact on drug prices and reduce drug spending by the federal government, and took effect in 2023. This legislation contains substantial drug pricing reforms, including the establishment of a drug price negotiation program within the U.S. Department of Health and Human Services that would require manufacturers to charge a negotiated “maximum fair price” for certain selected drugs covered by Medicare or pay an excise tax for noncompliance, the establishment of rebate payment requirements on manufacturers of certain drugs payable under Medicare Parts B and D to penalize price increases that outpace inflation, and requires manufacturers to provide discounts on Part D drugs. Legislative, administrative, and private payor efforts to control drug costs span a range of proposals, including drug price negotiation, Medicare Part D redesign, drug price inflation rebates, international mechanisms, generic drug promotion and anticompetitive behavior, manufacturer reporting, and reforms that could impact therapies utilizing the accelerated approval pathway.
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

HUMAN CAPITAL
As of February 25, 2026, we had 128 full-time equivalent employees. None of our employees are represented by labor unions or covered by collective bargaining agreements, and we consider our relations with our employees to be good. We also hire consultants and contract with third parties, as needed, to provide additional resources to support our business activities.
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

Item 1A. Risk Factors.
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
The success of our business is substantially dependent on our ability to successfully commercialize LUPKYNIS, our sole approved product. The Company markets LUPKYNIS in the U.S. directly through its own commercial organization. The market for effective pharmaceutical sales and marketing professionals is competitive, and maintaining these capabilities is expensive and challenging. If we are unable to maintain an effective sales and marketing organization, LUPKYNIS sales could be adversely affected, and our business may suffer. LUPKYNIS’s competition as a treatment in LN patients includes BENLYSTA and GAZYVA and physicians continuing to treat LN with an off-label combination of MMF and corticosteroids alone or in combination with first generation CNIs such as tacrolimus. If we are unable to further change treatment practices, further growth of LUPKYNIS net product sales will be limited, and our business may suffer. We may also be subject to additional competition from future products.
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
Patients suffering from LN may become gravely ill. The most commonly reported adverse reactions occurring in ≥3% of patients treated with LUPKYNIS 23.7 mg twice a day and ≥2% higher than placebo in AURORA 1 and AURA-LV were: glomerular filtration rate decreased, hypertension, diarrhea, headache, anemia, cough, urinary tract infection, abdominal pain upper, dyspepsia, alopecia, renal impairment, abdominal pain, mouth ulceration, fatigue, tremor, acute kidney injury and decreased appetite. Some patients who are treated with LUPKYNIS may die due to their underlying illness or suffer adverse events (which may or may not be drug-related).
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

The commercial success of LUPKYNIS in certain ex-U.S. territories is dependent on the fulfillment of contractual obligations under our collaboration and licensing agreement and commercial supply agreement.
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
In the U.S. and markets in other countries, patients generally rely on third-party reimbursement for all or part of the costs associated with their treatment. In the U.S., adequate coverage and reimbursement from governmental healthcare programs, such as Medicaid and Medicare, and commercial payors is critical to market acceptance of our products. Government authorities and other third-party payors, such as private health insurers and pharmacy benefit managers, decide which medication they will pay for and establish reimbursement levels.
Government authorities and third-party payors have attempted to control costs by limiting coverage and the amount of reimbursement for particular pharmaceutical products. Increasingly, third-party payors are requiring that drug manufacturers provide them with predetermined discounts from list prices and are challenging the prices charged for products. Net prices for products may be reduced by mandatory discounts or rebates required by government healthcare programs or private payors. Private third-party payors often rely on Medicare coverage policy and payment limitations in setting their own reimbursement policies.
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
We participate in the Medicaid Drug Rebate Program, administered by CMS, and other federal and state government pricing programs in the U.S., and we may in the future participate in additional government pricing programs. These programs generally require us to pay rebates or otherwise provide discounts to government payors in connection with LUPKYNIS, which is dispensed to beneficiaries of these programs. In some cases, such as with the Medicaid Drug Rebate Program, the rebates are based on pricing and rebate calculations, which are complex.
The Office of Inspector General assesses our compliance with reporting requirements under the Medicaid Drug Rebate Program. We are liable for errors associated with our submission of pricing data and for any overcharging of government payors, which could result in a civil monetary penalty. Failure to make necessary disclosures and/or to identify overpayments could result in allegations against us under the FCA and other laws and regulations. Any required refunds to the U.S. government or responding to a government investigation or enforcement action would be expensive and time consuming and could have a material adverse effect on our business, results of operations and financial condition. If CMS were to terminate our rebate agreement, no federal payments would be available under Medicaid or Medicare for LUPKYNIS, which could harm our business.

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
We have filed and plan to file additional patent applications that, if issued, would provide further protection for LUPKYNIS. Although we believe the bases for our patents and patent applications are sound, they are untested, and there is no assurance that they will not be successfully challenged. There can be no assurance that any issued patent or any patent currently in process will protect LUPKYNIS from generic competition. If our intellectual property does not protect LUPKYNIS from generic competition, LUPKYNIS’ net product sales may decline, and/or we may incur additional costs for patent protection, including patent infringement litigation costs arising out of ANDA submissions by generic companies to manufacture and sell generic products or arising out of 505(b)(2) submissions, which could have a material adverse effect on our business, results of operations and financial condition, and our business may suffer.
In February and March 2025, we received paragraph IV notices of certification (the “Notice Letters”) related to submissions of ANDAs to the FDA seeking authorization to manufacture, use or sell a generic version of LUPKYNIS in the U.S., prior to the expiry of U.S. Patent Nos. 10,286,036 and 11,622,991 in December 2037 (the “2037 Patents”), which are listed in the FDA's Orange Book. The Notice Letters allege that the 2037 Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in the ANDAs. We have filed complaints alleging patent infringement against each of the senders of the Notice Letters. We expect to incur significant patent litigation costs to protect our intellectual property rights relating to LUPKYNIS, and, if any entity that may file an ANDA is successful in the introduction of the generic product described in its ANDA, then LUPKYNIS net product sales may decline, which could have a material adverse effect on our business, results of operations and financial condition.
If our products or our product candidates infringe the rights of others, we could be subject to expensive litigation, become liable for substantial damages, be required to obtain licenses from others or be prohibited from selling our products or product candidates altogether.
Our competitors or others may have patent rights that they choose to assert against us, licensees, suppliers, customers or potential marketing partners. Moreover, we may not know about patents or patent applications that our products or product candidates could infringe. Because patent applications do not publish for at least 18 months, if at all, and can take many years to issue, there may be currently pending applications unknown to us that may later result in issued patents that our products or product candidates could infringe. In addition, if third parties file patent applications or obtain patents claiming inventions also claimed by us in issued patents or pending applications, we may have to participate in interference proceedings in the USPTO to determine priority of invention. If third parties file oppositions in foreign countries, we may also have to participate in opposition proceedings in foreign tribunals to defend the patentability of claims in our foreign patent applications. If a third party claims that we infringe its proprietary rights, any of the following may occur:
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
Our overall financial performance, including but not limited to, net product sales and cash flows from operating activities, including any milestone, royalty and other payments resulting from our collaboration and licensing agreement and commercial supply agreement with Otsuka, is difficult to predict and may fluctuate from quarter to quarter and year to year. Historical performance may not be indicative of future performance. For example, our net product sales may be below expectations, and our costs to operate our business, including cost of product sales, research and development expenses and selling, general and administrative expenses, could exceed our estimates. If our overall performance does not meet our expectations, our business may suffer.
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

RISKS RELATED TO DRUG DEVELOPMENT AND REGULATORY APPROVAL
Drug development involves a lengthy and expensive process with an uncertain outcome, and results of earlier studies of aritinercept may not be predictive of future study results.
Clinical testing is expensive, can take many years to complete and its outcome is inherently uncertain. Failure can occur at any time during the clinical study process. The results of nonclinical studies and early clinical studies of aritinercept may not be predictive of the results of later-stage clinical studies. Promising results shown in early-stage clinical studies may still suffer significant setbacks in subsequent clinical studies. There is a high failure rate for pharmaceutical product candidates proceeding through clinical studies, and product candidates in later stages of clinical studies may fail to show the desired safety and efficacy, despite having progressed through nonclinical studies and initial clinical studies.
A number of companies in the pharmaceutical industry have suffered significant setbacks in advanced clinical studies due to lack of efficacy or adverse safety profiles, notwithstanding promising results in earlier studies. Moreover, nonclinical and clinical data often are susceptible to varying interpretations and analyses. We do not know whether any clinical studies we may conduct will demonstrate consistent or adequate efficacy and safety sufficient to obtain regulatory approval, including for aritinercept.
Results from studies of aritinercept may not be sufficient to obtain regulatory approvals to market it on a timely basis, if at all.
Pharmaceutical product candidates are subject to extensive government regulations related to development, clinical studies, manufacturing and commercialization. In order to sell any product that is under development, we must first receive regulatory approval. To obtain regulatory approval, we must conduct nonclinical and clinical studies that demonstrate that aritinercept is safe and effective. The process of obtaining FDA, European Commission (“EC”) and other regulatory authority approvals is costly, time-consuming, uncertain and subject to unanticipated delays.
The FDA, EC and other regulatory authorities have substantial discretion in the approval process and may not agree that we have demonstrated that aritinercept is safe and effective. If aritinercept is not found to be safe and effective, we would be unable to obtain regulatory approval to manufacture, market and sell aritinercept. We can provide no assurances that the FDA, EC or other regulatory authorities will approve aritinercept or, if approved, what the scope of the approved indication might be.
Our development of aritinercept may be delayed or halted.
Our development of aritinercept may be delayed or halted for various reasons, including:
•insufficient supplies of drug product to treat the patients in the studies;
•failure of patients to enroll in the studies at the rate we expect;
•ineffectiveness of aritinercept;
•patients experiencing unexpected side effects or other safety concerns being raised during treatment;
•changes in governmental regulations or administrative actions;
•failure to conduct studies in accordance with required good clinical practices;
•inspection of clinical study operations or study sites by the FDA or other regulatory authorities, resulting in a clinical hold;
•political unrest affecting clinical sites;
•a shutdown of the U.S. government, including the FDA;
•an adverse determination by an FDA advisory committee;
•insufficient financial resources; or
•natural disasters, public health crises or other catastrophic events impacting any of our clinical sites.
If the development of aritinercept is delayed or halted, we may incur significant additional expenses, and the potential approval of aritinercept may be delayed or could be made impossible to obtain, which would have a material adverse effect on our business and financial condition, and our business may suffer.

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
RISKS RELATED TO OUR RELIANCE ON THIRD PARTIES
The commercial success of LUPKYNIS and the clinical success of aritinercept will depend on our ability to obtain an uninterrupted supply from our contract manufacturers.
We rely on sole-source contract manufacturers to produce LUPKYNIS and clinical drug supply and expect to continue to do so to meet our commercial and development needs. In all of our manufacturing agreements, we require that contract manufacturers produce active pharmaceutical ingredients (“APIs”) and drug products in accordance with cGMP and all other applicable laws and regulations. The long-term commercial success of LUPKYNIS and clinical success of aritinercept will depend in part on the ability of our contract manufacturers to supply cGMP-compliant API and drug product without interruption. If there is an interruption in the supply from our contract manufacturers, our business may suffer.
We rely on third parties to provide certain services relating to our commercial distribution, clinical studies and other activities. If these third parties do not successfully carry out their contractual duties or meet expected deadlines, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of aritinercept, or the commercialization of LUPKYNIS.
We rely on two specialty pharmacies and a specialty distributor in the U.S. to distribute LUPKYNIS to patients. If they provide us with improper information to properly estimate our inventory management, conduct themselves in a manner that violates applicable law, or cease to comply with our agreements with them, it may result in lower net product sales of LUPKYNIS, which would harm our results of operations and business.
We rely on clinical sites to comply with study protocols and regulations applicable to clinical study conduct. We and these clinical sites are required to comply with Good Clinical Practices (“GCP”), which are regulations and guidelines enforced by the FDA and comparable foreign regulatory authorities governing the conduct of clinical investigations. Regulatory authorities enforce GCPs through periodic inspections of study sponsors, principal investigators and clinical sites. If we, the investigators or the clinical sites fail to comply with applicable GCPs, the clinical data generated in our clinical studies may be deemed unreliable and the regulatory authorities may require us to perform additional clinical studies before approving our marketing applications, which would delay or compromise the regulatory approval process.

We rely on clinical sites to enroll patients in our clinical studies. The rate of enrollment of patients into our clinical studies at these clinical sites is dependent on a number of factors, including the number of eligible patients and the interest level of investigators, study staff and patients in our clinical studies relative to other enrolling studies. If the clinical sites participating in our clinical studies do not enroll patients in a timely manner, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of aritinercept.
We have agreements with contract research organizations and other third parties to provide services relating to our clinical programs. Nevertheless, we are responsible for ensuring that each of our studies is conducted in accordance with the applicable protocol, legal, regulatory and scientific standards, and our reliance on third parties does not relieve us of our regulatory responsibilities. If these third parties do not successfully carry out their contractual duties or obligations or meet expected deadlines, if they need to be replaced or if the quality or accuracy of the work they perform is compromised due to the failure to adhere to regulatory requirements or for other reasons, we may face delays in the studies, regulatory submissions, regulatory approval or commercialization of aritinercept.
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
•false claims and civil monetary penalties laws, including the FCA, which prohibits anyone from, among other things, knowingly presenting, or causing to be presented, for payment to federal programs (including Medicare and Medicaid) claims for items or services that are false or fraudulent. Although we may not submit claims directly to payors, manufacturers can be held liable under these laws in a variety of ways. These include: providing inaccurate billing or coding information to customers; improperly promoting a product’s off-label use; violating the AKS; or misreporting pricing information to government programs.
•HIPAA, which prohibits, among other things, knowingly and willfully executing a scheme to defraud any health care benefit program or making false statements in connection with the delivery of or payment for health care benefits, items or services.
•the U.S. Physician Payment Sunshine Act requirements, under the ACA, which require manufacturers of certain drugs and biologics to track and report to U.S. Centers for Medicare & Medicaid Services payments and other transfers of value they make to U.S. physicians and teaching hospitals as well as physician ownership and investment interests in the manufacturer.
•various federal, state and foreign data privacy and security laws and regulations. These include provisions of HIPAA, as amended by the Health Information Technology for Economic and Clinical Health Act and its implementing regulations, which impose certain requirements relating to the privacy, security and transmission of individually identifiable health information in the U.S. and the GDPR in the E.U. We may not be directly subject to certain of these laws and regulations, such as privacy and security requirements under HIPAA; however, we may be subject to criminal penalties for knowingly, aiding and abetting these violations.
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
Changes or developments in U.S. economic laws or policies, including the reaction of other countries thereto, may have a material adverse effect on our business.
The U.S. federal government has announced that it has commenced a national security investigation of imports of “pharmaceuticals and pharmaceutical ingredients.” Depending on the findings of its investigation, the U.S. federal government could implement additional measures related to the import of pharmaceuticals and pharmaceutical ingredients. The degree and extent of those measures or other measures the U.S. federal government could implement (such as pricing restrictions, tariffs or other trade restrictions or deterrents on foreign companies doing business outside of the U.S.) are not fully known at this time. Aurinia is an Alberta, Canada incorporated company, and we manufacture and import certain products in our supply chain into the U.S. primarily from Switzerland. If implemented, and depending on the degree and extent (including how directly they relate to our operations) of any changes or developments in U.S. economic laws or policies, additional measures related to “pharmaceuticals and pharmaceutical ingredients” could have a material adverse effect on Aurinia’s business.
In addition, we sell encapsulated voclosporin to our collaboration partner, Otsuka, which Otsuka then sells to customers in the Otsuka Territories. Certain international governments have responded to other recent related economic policies announced by the U.S. with retaliatory action. If a government in one of the Otsuka Territories implemented a retaliatory action, such as a tariff, on the import of pharmaceutical products from the U.S., such action could have a material adverse effect on Otsuka's voclosporin business which, in turn, could have a material adverse effect on our business.
RISKS RELATED TO OWNERSHIP OF OUR COMMON SHARES
The volume and trading price of our common shares may fluctuate significantly, and you may lose all or part of your investment.
The volume and trading price of our common shares may fluctuate significantly. These fluctuations could be based on various factors, including factors described elsewhere in this Annual Report and below:
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
In addition, shareholder activists have become involved in numerous public companies. Responding to actions by shareholder activists may disrupt our business, divert the attention of management and employees and impact the price of our common shares.

We have never paid a dividend on our common shares.
We have never paid a dividend on our common shares. Even if we decide to pay dividends, the timing, amount and form of future dividends will depend on future results of operations, financial condition, contractual restrictions and other factors. You should not rely on dividend income from your investment.
Our capital requirements and our potential need for, and ability to obtain, additional financing are uncertain. If we need to obtain additional financing in the future, such financing could result in dilution to your investment, adversely affect the trading price of our common shares and/or create future operating and financial restrictions.
As of December 31, 2025, we had cash, cash equivalents, restricted cash and investments of $398.0 million. LUPKYNIS is our only approved product and our only source of net product sales. Prior to the year ended December 31, 2024, we had negative cash flows from operating activities for multiple years. The amount and timing of future funding requirements, if any, will depend on many factors, including the success of our commercialization efforts for LUPKYNIS and our ability to control expenses and our decisions on how to deploy capital. If necessary, we will raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all. If we issue additional equity securities or securities convertible into equity securities, you may suffer dilution to your investment, and such issuance may adversely affect the trading price of our common shares. Any new debt financing we enter into may involve covenants that restrict our operations, which may include limitations on borrowing and specific restrictions on the use of our assets, as well as prohibitions on our ability to create liens or pay dividends. If we need to raise additional capital and are unable to do so, we may be forced to curtail or cease our operations.
There can be no assurance that we will continue to repurchase Common Shares or that we will repurchase Common Shares at favorable prices.
Our Board has the authority to authorize share repurchase programs. In February 2024, the Board approved a share repurchase program of up to $150 million of our common shares (the “Share Repurchase Plan”). On July 31, 2025, the Company announced that the Board had approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of our common shares. The timing and amount of repurchase transactions will be determined by the Company based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. A reduction in repurchases under, or the completion of, our share repurchase programs could have a negative effect on the market price of our common shares. Additionally, the Canada Income Tax Act includes an excise tax on share repurchases, which will increase the cost of share repurchases. We can provide no assurance that we will repurchase common shares at favorable prices, if at all.
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
We are exposed to the risk of misconduct by employees, consultants, contract manufacturing organizations, principal investigators, and clinical research organizations, which could include intentional failures to comply with regulatory standards and requirements, such as FDA regulations, federal and state healthcare fraud and abuse laws and regulations, or similar laws and regulations established and enforced by comparable foreign regulatory authorities. In particular, sales, marketing and business arrangements in the healthcare industry are subject to extensive laws and regulations intended to prevent fraud, kickbacks, self-dealing and other abusive practices. These laws and regulations may restrict or prohibit a wide range of pricing, discounting, marketing and promotion, sales commissions, customer incentive programs and other business arrangements. It is not always possible to identify and deter employee misconduct, and the precautions we take to detect and prevent this activity may not be effective in protecting us from governmental actions or lawsuits. If any such actions are instituted against us, and we are not successful in defending ourselves, those actions, including the imposition of significant fines or other sanctions, could have a material adverse effect on our business and results of operations.

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
You may be unable to enforce actions against us, or certain of our officers under U.S. laws.
We are an Alberta, Canada corporation, and some of our officers reside outside of the U.S. Because all or a substantial portion of the assets of these persons are located outside of the U.S., it may not be possible to effect service of process upon those persons. Furthermore, it may not be possible for investors to enforce judgments obtained in U.S. courts based upon the civil liability provisions U.S. laws against any of those persons. There is doubt as to the enforceability, in original actions in Canadian courts, of liabilities based upon U.S. federal securities laws and as to the enforceability in Canadian courts of judgments of U.S. courts obtained in actions based upon the civil liability provisions of U.S. laws.
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
Item 1B. Unresolved Staff Comments.
None.

Item 1C. Cybersecurity.
Risk Management and Strategy
We maintain a cybersecurity risk management program as part of the Company's overall risk management framework and related policies and processes to identify, assess and manage material risks from cybersecurity threats.
Our Information Security Policy is designed to align with certain best practices, including GDPR. This policy promotes the management and execution of our information security framework for preserving the confidentiality, integrity, availability and privacy of our information assets, including by helping enable us to better oversee, monitor and identify certain risks related to the processing of information by authorized third-party service providers. We also have an Information Technology (“IT”) Steering Committee to help ensure security and compliance across our IT services. We have in the past, and may in the future, engage third parties to assess the effectiveness of our cybersecurity prevention and response systems and processes. We implement a layered strategy for overseeing and identifying material risks from cybersecurity threats associated with our use of third party service providers, including: (i) the use of a suite of Microsoft tools (including Microsoft Defender); (ii) a cloud IT strategy that eliminates any central platform; (iii) engaging a cybersecurity firm that constantly monitors our systems and provides daily alerts and updates; (iv) regular cybersecurity training for all employees and contractors; and (v) policies and procedures that govern employee activities along with technical controls in place to enforce those policies and procedures.
Our crisis management and business continuity program establishes crisis management instructions with a detailed plan for each business department outlining critical processes, internal and external dependencies and recovery strategies. In addition, routine information security training and updates are regularly rolled out to our employees, and we track certain metrics that we believe help ensure we have a strong security posture.
To date, cybersecurity threats, including those resulting from any previous cybersecurity incidents, have not materially affected our Company, including our business strategy, results of operations or financial condition. We do not believe that cybersecurity threats resulting from any previous cybersecurity incidents of which we are aware are reasonably likely to materially affect our Company. See “Our business and operations may be materially adversely affected in the event of computer system failures or security breaches” in the “Risk Factors” section of this Annual Report for further information.
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
In addition, our Chief Information Officer (“CIO”) is responsible for leading the assessment and management of cybersecurity risks. Our CIO, who has held this position since 2021, has over 20 years of experience in information security and holds an MBA from The George B. Delaplaine School of Business and Economics. He was previously CIO at Autolus Therapeutics from 2018 to 2021, and CIO at Sucampo Pharmaceuticals from 2015 to 2018. Prior to that, he was a Director, IT at AstraZeneca from 2008 to 2015. Our CIO regularly receives reports from our Head of Enterprise Technology along with our cybersecurity partners on cybersecurity threats and incidents, as applicable.
Item 2. Properties.
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
On November 2, 2025, we and our wholly owned subsidiary, Aurinia Pharma U.S., Inc., filed a complaint alleging defamation and injurious falsehood against Dr. George Tidmarsh in the U.S. District Court for the District of Maryland. The complaint alleges that Dr. Tidmarsh personally made false statements regarding voclosporin. We are seeking monetary damages, punitive damages, court costs, and any other relief the court deems appropriate.
In February and March 2025, we received a Notice Letter from each of Hikma Pharmaceuticals USA Inc., Lotus Pharmaceutical Co. Ltd., Galenicum Health S.L.U., Zydus Pharmaceuticals (USA) Inc., Teva Pharmaceuticals, Inc., Dr. Reddy's Laboratories, Inc., DifGen Pharmaceuticals LLC and Sandoz Inc. advising that each company had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of LUPKYNIS in the U.S., prior to the expiry of the 2037 Patents, which are listed in the FDA's Orange Book. Each Notice Letter alleges that the 2037 Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in the ANDA.
We filed complaints for patent infringement against each of Hikma Pharmaceuticals USA Inc. (filed April 10, 2025); Lotus Pharmaceutical Co. Ltd. (filed April 11, 2025); Galenicum Health S.L.U. (filed April 17, 2025); Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd. (filed April 21, 2025); Teva Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd. (filed April 25, 2025); Dr. Reddy's Laboratories, Inc. (filed May 1, 2025); DifGen Pharmaceuticals LLC (filed April 30, 2025); and Sandoz Inc. (filed May 8, 2025) in the U.S. District Court for the District of New Jersey.
In accordance with the Hatch-Waxman Act, because LUPKYNIS is a New Chemical Entity and we filed a complaint for patent infringement within 45 days of the receipt of each Notice Letter, the FDA cannot approve the ANDAs for these applications any earlier than 7.5 years from the approval of the LUPKYNIS new drug application unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed.
We intend to vigorously enforce our intellectual property rights relating to LUPKYNIS.
Item 4. Mine Safety Disclosures.
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities.
Market Information
Our common shares are traded on The Nasdaq Global Market under the symbol “AUPH”.
Holders of Record
As of February 25, 2026, we had 110 registered holders. Certain of our common shares are held in “street” name, and, accordingly, the number of beneficial owners of such shares is not known or included in the foregoing number. The number of holders of record also does not include shareholders whose shares may be held in trust by other entities.
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
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
In February 2024, the Board approved a share repurchase program of up to $150 million of shares of our common shares, excluding commissions and excise tax (“Share Repurchase Plan”). On July 31, 2025, the Company announced that the Board had approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of our common shares.
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
The following table summarizes the common share activity of our repurchased shares under the Share Repurchase Plan for the year ended December 31, 2025.

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
Performance Graph
The following line graph compares the cumulative total shareholder return through December 31, 2025, by an investor who invested $100 on December 31, 2020 in each of: (i) our common shares; (ii) the Russell 3000 Biotechnology Index; and (iii) the Russell 3000 Index. The historical share price performance of our common shares shown in the performance graph is not necessarily indicative of future share price performance.

Comparison of Cumulative Total Return 2020 to 2025
Among Aurinia Pharmaceuticals, Russell 3000 Biotechnology Index and the Russell 3000 Index
$200.00
$150.00
$100.00
$50.00
$—
12/31/2020
12/31/2021
12/31/2022
12/31/2023
12/31/2024
12/31/2025
AUPH
Russell 3000 Biotechnology Index
Russell 3000 Index

		Cumulative Total Return Date Ended
	Ticker	December 31, 2020	December 31, 2021	December 31, 2022	December 31, 2023	December 31, 2024	December 31, 2025
Aurinia Pharmaceuticals Inc.	AUPH	$100.00	$165.37	$31.24	$65.00	$64.93	$115.33
Russell 3000 Biotechnology Index	^RGUSHBT	$100.00	$92.16	$70.15	$69.15	$63.12	$83.61
Russell 3000 Index	^RAY	$100.00	$125.64	$101.49	$127.81	$158.22	$185.32

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
Item 6. [Reserved.]
Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and the notes thereto and other financial information included in this Annual Report. Some of the information contained in this discussion and analysis, including information with respect to our plans and strategy for our business, includes forward-looking statements that involve risks and uncertainties. You should review the “Risk Factors” set forth in this Annual Report for a discussion of important factors that could cause our actual results to differ materially from the results described or implied by the forward-looking statements contained in the following discussion and analysis.
The following generally discusses 2025 and 2024 items and year-to-year comparisons between 2025 and 2024. Discussion of 2023 and year-to-year comparisons between 2024 and 2023 that are not included in this discussion can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, filed with the SEC on February 27, 2025.
Overview
Aurinia is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis (“LN”). Aurinia is also developing aritinercept, a dual inhibitor of B cell-activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) for the potential treatment of autoimmune diseases.
Results of Operations
Comparison of the Years Ended December 31, 2025 and 2024
The following table sets forth our results of operations for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Revenue
Net product sales	$271,345	$216,186	$55,159
License, collaboration and royalty revenue	11,710	18,947	(7,237)
Total revenue	283,055	235,133	47,922
Operating expenses
Cost of revenue	32,665	28,248	4,417
Selling, general and administrative	101,794	172,028	(70,234)
Research and development	32,505	20,785	11,720
Restructuring	1,647	23,106	(21,459)
Other expense (income), net	9,530	(4,347)	13,877
Total operating expenses	178,141	239,820	(61,679)
Income (loss) from operations	104,914	(4,687)	109,601
Interest income	13,573	16,970	(3,397)
Interest expense	(4,330)	(4,835)	505
Net income before income taxes	114,157	7,448	106,709
Income tax (benefit) expense	(173,045)	1,696	(174,741)
Net income	$287,202	$5,752	$281,450
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the United States (the “U.S.”), and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), for the European and Japanese market. The two specialty pharmacies, specialty distributor and Otsuka are considered our customers for accounting purposes.

For the year ended December 31, 2025, net product sales were $271.3 million, up 25% compared to $216.2 million in 2024. The increase is primarily due to an increase in the number of LUPKYNIS cartons sold to specialty pharmacies, driven by further LN market penetration.
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
For the year ended December 31, 2025, license, collaboration and royalty revenue was $11.7 million, down 38% compared to $18.9 million in 2024. The year ended December 31, 2024 included a milestone payment of $10.0 million associated with LUPKYNIS regulatory approval in Japan.
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
For the year ended December 31, 2025, cost of revenue was $32.7 million, compared to $28.2 million in 2024. The increase is primarily due to an increase in: (i) Aurinia’s net product sales of LUPKYNIS in the U.S.; and (ii) Aurinia’s net product sales of LUPKYNIS inventory to Otsuka.
For the years ended December 31, 2025 and 2024, gross margin was 88%.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense consists of personnel and non-personnel expenses to support growing net product sales of LUPKYNIS. Personnel-related expense includes salaries, incentive pay, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. Non-personnel-related expense includes: (i) selling, patient services, pharmacovigilance, marketing, advertising, travel, sponsorships and trade shows; and (ii) other general and administrative costs, including consulting, legal, patent, insurance, accounting, information technology and facilities.

The following table summarizes our SG&A expense for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$44,563	$73,231	$(28,668)
Share-based compensation	12,724	31,641	(18,917)
Total personnel expense	57,287	104,872	(47,585)
Non-personnel expense:
Professional fees and services	26,600	33,809	(7,209)
Marketing and advertising	3,208	14,094	(10,886)
Travel, sponsorships and trade shows	4,897	8,605	(3,708)
Other	9,802	10,648	(846)
Total non-personnel expense	44,507	67,156	(22,649)
Total SG&A expense	$101,794	$172,028	$(70,234)
The decrease in SG&A personnel and non-personnel expense was primarily due to lower employee-related costs, including share-based compensation, and lower marketing, professional fees and services and other overhead resulting from our strategic restructuring efforts in 2024.
We expect our SG&A expense in 2026 to remain substantially consistent with 2025.
Research and Development Expense
Research and development (“R&D”) expense consists of personnel and non-personnel expenses. Personnel-related expense includes salaries, incentive pay, benefits and share-based compensation for personnel engaged in research and development functions. Non-personnel-related expense includes contract research organizations, contract manufacturing organizations and materials used for R&D activities, including development, clinical trials, clinical supply and distribution, and other professional services.
The following table summarizes our R&D expense for the years ended December 31, 2025 and 2024 (in thousands):

	Years Ended December 31,
	2025	2024	Change
Personnel expense:
Salaries, incentive pay and benefits	$8,016	$6,461	$1,555
Share-based compensation	1,295	(1,329)	2,624
Total personnel expense	9,311	5,132	4,179
Non-personnel expense:
Contract research organizations and developmental expenses	12,344	12,526	(182)
Clinical supply and distribution	10,466	2,530	7,936
Other	384	597	(213)
Total non-personnel expense	23,194	15,653	7,541
Total R&D expense	$32,505	$20,785	$11,720
The increase in R&D personnel and non-personnel expense was primarily due to an increase in employee-related costs, including share-based compensation, and higher clinical supply and distribution costs to support our development activities.
We expect our R&D expense to continue to increase as we progress our development activities.

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
For the year ended December 31, 2025, restructuring expense was $1.6 million, compared to $23.1 million in 2024.
Other Expense (Income), Net
For the year ended December 31, 2025, other expense (income), net was $9.5 million, compared to $(4.3) million in 2024. The change is primarily due to: (i) changes in the foreign exchange remeasurement of the finance lease liability recognized in connection with the Monoplant, which is denominated in Swiss Francs; and (ii) changes in the fair value assumptions related to our deferred compensation liability.
Income Tax (Benefit) Expense
For the year ended December 31, 2025, income tax (benefit) expense was $(173.0) million, compared to $1.7 million in 2024. The change is primarily due to the release of the Company’s valuation allowance on deferred tax assets that the Company now expects to realize.
Liquidity and Capital Resources
As of December 31, 2025, Aurinia had cash, cash equivalents, restricted cash and investments of $398.0 million, compared to $358.5 million at December 31, 2024. For the year ended December 31, 2025, cash flows from operating activities were $135.7 million, compared to $44.4 million in 2024. For the year ended December 31, 2025, the Company repurchased 12.2 million of its common shares for $98.2 million.
Based on our current operating plans and projections, the Company expects to fund future operations with existing cash or cash flows from operating activities.
The amount and timing of additional future funding needs, if any, will depend on many factors, including the success of our commercialization efforts for LUPKYNIS and our ability to control expenses. If necessary, we intend to raise additional capital through equity or debt financings. We can provide no assurance that additional financing will be available to us on favorable terms, or at all.
Refer to the Notes to Consolidated Financial Statements, including Note 5 of Item 15 of this Annual Report for Aurinia’s material cash requirements from known contractual and other obligations as of December 31, 2025.
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

Net Product Sales
Revenue from product sales is recognized when the customer obtains control of our product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of customer discounts, customer fees, government rebates, co-payment assistance, payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to our customer) or a liability (if the amount is payable to a party other than our customer).
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
For the year ended December 31, 2025, we did not have any material adjustments to variable consideration estimates based on actual results.
Income taxes
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
Interest Rate Risk
Financial instruments that potentially expose the Company to interest rate risk consist of cash, cash equivalents, restricted cash and investments. These instruments consist of certificates of deposits, money market instruments and investments in U.S. treasury securities, U.S. government agency securities and highly rated corporate debt securities. As of December 31, 2025, these instruments had a weighted average remaining maturity of 8 months. As of December 31, 2025, a hypothetical 1% increase or decrease in interest rates would have resulted in a $3.2 million fluctuation of annual interest income in our investment portfolio. We do not believe that the results of operations or cash flows would be affected to any significant degree by a sudden change in market interest rates relative to our investment portfolio.
Foreign Currency Exchange Rate Risk
The Company’s potential exposure to foreign currency exchange rate risk consists primarily of fixed facility payments due under our manufacturing services agreement with Lonza Ltd. for the use of the Monoplant. The Monoplant agreement is denominated in Swiss Francs. As of December 31, 2025, we recognized a $68.8 million finance lease liability on our consolidated balance sheet related to the Monoplant. A hypothetical 10% increase or decrease in the Swiss Franc compared to the U.S. dollar would have a $6.9 million fluctuation in the valuation of the lease liability. As of December 31, 2025, there were no other foreign currency fluctuations that would have had a material impact on our financial condition or results of operations.
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

The Company’s major customers, which include two specialty pharmacies and our collaboration and license partner, Otsuka, accounted for the majority of our accounts receivable as of December 31, 2025. Net product sales from the two specialty pharmacies represent 87% of total revenues for the year ended December 31, 2025, compared to 88% for the same period in 2024. We monitor economic conditions and the creditworthiness of our customers. We regularly communicate with our customers regarding the status of receivable balances and have not experienced any issues with collectability. The timing between the recognition of revenue and the receipt of payment is not significant. Our standard credit terms range from 30 to 45 days. The Company has had no historical write-offs related to our customers or receivables.

Item 8. Financial Statements and Supplementary Data.
The information required by this Item 8 is contained on pages F-1 through F-28 of this report and is incorporated herein by reference.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
None.
Item 9A. Controls and Procedures.
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
Management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on the evaluation of our disclosure controls and procedures as of December 31, 2025, our principal executive officer and principal financial officer concluded that, as of such date, our disclosure controls and procedures were effective.
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
Management has assessed the effectiveness of our internal control over financial reporting based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework (2013 framework). Based on our evaluation, management has concluded that our internal control over financial reporting was effective as of December 31, 2025.
The effectiveness of our internal control over financial reporting has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their attestation report herein, which appears in the "Index to Consolidated Financial Statements" in Part IV.
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
During the quarter ended December 31, 2025, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information.
During the quarter ended December 31, 2025, no directors or Section 16 officers adopted, modified or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.
None.

PART III
Item 10. Directors, Executive Officers, and Corporate Governance.
The information required by this Item and not set forth below will be set forth in the section headed “—Election of Directors” and “Information Regarding the Board of Directors and Corporate Governance” in our definitive Proxy Statement for our 2026 Annual Meeting of Shareholders (or amended Annual Report on Form 10-K) to be filed within 120 days of the end of our fiscal year ended December 31, 2025 (our “Future Filing”) and is incorporated in this Annual Report by reference.
We have adopted a Corporate Code of Ethics and Conduct for directors, officers (including our principal executive officer, and principal financial officer and principal accounting officer) and employees. The Corporate Code of Ethics and Conduct is available on our website at www.auriniapharma.com under the Governance section of our Investors page. We will promptly disclose on our website future amendment of certain provisions of the Corporate Code of Ethics and Conduct and waivers of Corporate Code of Ethics and Conduct. Shareholders may request a free copy of the Corporate Code of Ethics and Conduct from c/o Aurinia Pharmaceuticals Inc., #140, 14315 - 118 Avenue Edmonton, Alberta T5L 4S6, Attn: Corporate Secretary.
Item 11. Executive Compensation.
The information required by this Item will be set forth in the section headed “Executive Compensation” in our Future Filing and is incorporated in this Annual Report by reference.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
The information required by this Item will be set forth in the section headed “Transactions With Related Persons” in our Future Filing and is incorporated in this Annual Report by reference.
Item 14. Principal Accountant Fees and Services.
The information required by this Item will be set forth in the section headed “Appointment of Independent Registered Public Accounting Firm” in our Future Filing and is incorporated in this Annual Report by reference.

PART IV
Item 15. Exhibits and Financial Statement Schedules.
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

		Incorporation by Reference
Exhibit Number	Description	Form	SEC File No.	Exhibit	Filing Date

3.1	Articles of Amalgamation, as amended, as currently in effect	10-K	001-36421	3.1	02/24/21

3.2	Amended and Restated By-Law No. 2 as amended and currently in effect	8-K	001-36421	3.1	05/15/25

4.1	Form of Common Shares Certificate of the Company	10-K	001-36421	4.1	02/24/21

4.2	Reference is made to Exhibits 3.1 and 3.2

4.3	Description of the Registrant's Common Shares	10-K	001-36421	4.3	02/24/21

10.1+	Form of Indemnity Agreement between the Registrant and each of its Directors and Executive Officers	10-K	001-36421	10.1	02/24/21

10.2+	Form of Option Commitment under the Equity Incentive Plan	S-8	333-216447	99.2	03/03/17

10.3+	Aurinia Pharmaceuticals Inc. Equity Incentive Plan, as amended and restated as of May 15, 2025	8-K	001-36421	99.1	05/15/25

10.4+	Aurinia Pharmaceuticals Inc. 2021 Employee Share Purchase Plan	S-8	333-257424	10.2	06/25/21

10.5	Collaboration and Licensing Agreement between the Registrant and Otsuka Pharmaceutical Co., Ltd. dated December 17, 2020	6-K	001-36421	99.2	12/30/20
10.6#	Manufacturing Services Agreement between the Registrant and Lonza Ltd. dated November 16, 2020	10-K	001-36421	10.5	02/24/21

10.7#	Lease agreement for space at 77 Upper Rock Circle, Rockville, MD between BOF II MD 77 Upper Rock LLC and Aurinia Pharma U.S. Inc. dated March 12, 2020	10-K	001-36421	10.6	02/24/21

10.8#	Softgel Commercial Supply Agreement between the Registrant and Catalent Pharma Solutions, LLC dated August 28, 2020	10-K	001-36421	10.9	02/24/21

10.9+#	Employment Agreement between Aurinia Pharma U.S., Inc. and Peter Greenleaf dated April 11, 2019	10-K	001-36421	10.11	02/24/21

10.10+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Max Donley dated July 15, 2019	10-K	001-36421	10.13	02/24/21

10.11+#	Employment Agreement between Aurinia Pharma U.S. Inc. and Joe Miller dated April 8, 2020	10-K	001-36421	10.16	02/24/21

10.12+#	Employment Agreement between the Registrant and Stephen Robertson dated September 29, 2020	10-K	001-36421	10.17	02/24/21

10.13+	Form of Inducement Grant Option Commitment	10-K	001-36421	10.20	02/24/21

10.14+#	Form of Inducement Restricted Stock Unit Award	10-K	001-36421	10.20	02/28/23

10.15+#	Form of Restricted Stock Unit Award under the Equity Incentive Plan	10-K	001-36421	10.21	02/28/23

19.1*	Insider Trading Policy

21.1*	Subsidiary of Registrant

23.1*	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

24.1*	Power of Attorney (contained in signature page of this report)

31.1*	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97.1+	Incentive Compensation Recoupment Policy	10-K	001-36421	97.1	02/15/24

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH*	Inline XBRL Taxonomy Extension Schema Document

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	Inline XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
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

Item 16. Form 10-K Summary.
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

February 25, 2026	By:	/s/ Peter Greenleaf
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

Name	Title	Date

/s/ Peter Greenleaf	President, Chief Executive Officer, Director	February 25, 2026
Peter Greenleaf	(Principal Executive Officer)

/s/ Joseph Miller	Chief Financial Officer	February 25, 2026
Joseph Miller	(Principal Financial and Accounting Officer)

/s/ Kevin Tang	Chair of the Board	February 25, 2026
Kevin Tang

/s/ Jeffrey A. Bailey	Director	February 25, 2026
Jeffrey A. Bailey

/s/ Craig Johnson	Director	February 25, 2026
Craig Johnson

/s/ Kathy Goetz	Director	February 25, 2026
Kathy Goetz

/s/ Tina Nova, Ph.D.	Director	February 25, 2026
Tina Nova, Ph. D.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Aurinia Pharmaceuticals Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Aurinia Pharmaceuticals Inc. and its subsidiary (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations and comprehensive income (loss), of shareholders' equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the consolidated financial statements). We also have audited the Company's internal control over financial reporting as of December 31, 2025, based on criteria established in *Internal Control – Integrated Framework* (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in *Internal Control – Integrated Framework* (2013) issued by the COSO.

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

PricewaterhouseCoopers LLP
Stantec Tower, 10220 103rd Avenue North West, Suite 2200
Edmonton, Alberta, Canada T5J 0K4
T.: +1 780 441 6700, F.: +1 780 441 6776
Fax to mail: ca_edmonton_main_fax@pwc.com

"PwC" refers to PricewaterhouseCoopers LLP, an Ontario limited liability partnership.

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

Measurement of the liability for Medicaid rebate accruals

As described in Note 2 to the consolidated financial statements, Medicaid rebates relate to the Company's estimated obligations to states under reimbursement arrangements. Rebates are recorded as a reduction of gross revenue and a current liability is established and included in accrued expenses at the time such gross revenue is recognized. The liability for Medicaid rebates is a portion of accrued sale rebates and fees of $30.8 million included in accrued expenses, which amounted to $66.6 million as at December 31, 2025. The liability for Medicaid rebates consists of: (i) estimated current quarter claims; (ii) estimated prior quarter

/s/ PricewaterhouseCoopers LLP

Chartered Professional Accountants

Edmonton, Canada
February 25, 2026

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

We have served as the Company's auditor since at least 1997. We have not been able to determine the specific year we began serving as auditor of the Company.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED BALANCE SHEETS (in thousands)

	As of December 31,
	2025	2024
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$80,213	$83,433
Short-term investments	317,784	275,043
Accounts receivable, net	41,454	36,544
Inventory	45,690	39,228
Prepaid expenses and deposits	5,746	11,219
Other current assets	1,080	1,129
Total current assets	491,967	446,596
Deferred tax assets, net	176,194	—
Finance right-of-use lease assets	73,865	92,072
Intangible assets, net	3,761	4,355
Operating right-of-use lease assets	3,596	4,068
Property and equipment, net	2,111	2,731
Other noncurrent assets	93	823
Total assets	$751,587	$550,645

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,313	$5,187
Accrued expenses	66,621	64,971
Finance lease liabilities, current portion	16,523	14,046
Deferred revenue	3,720	11,002
Operating lease liabilities, current portion	1,067	1,026
Other current liabilities	2,480	1,531
Total current liabilities	93,724	97,763
Finance lease liabilities, less current portion	52,322	58,554
Deferred revenue, less current portion	12,648	1,699
Deferred compensation and other noncurrent liabilities	6,662	9,408
Operating lease liabilities, less current portion	4,900	5,743
Total liabilities	170,256	173,167
Commitments and contingencies (Note 5)
Shareholders' equity
Common shares - no par value, Unlimited shares authorized, 132,323 and 140,883 shares issued and outstanding at December 31, 2025 and 2024, respectively	1,120,035	1,187,696
Additional paid-in capital	111,263	126,999
Accumulated other comprehensive loss	(599)	(647)
Accumulated deficit	(649,368)	(936,570)
Total shareholders' equity	581,331	377,478
Total liabilities and shareholders' equity	$751,587	$550,645
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS) (in thousands, except per share data)

	Years ended December 31,
	2025	2024	2023
Revenue
Net product sales	$271,345	$216,186	$158,533
License, collaboration and royalty revenue	11,710	18,947	16,980
Total revenue	283,055	235,133	175,513
Operating expenses
Cost of revenue	32,665	28,248	14,148
Selling, general and administrative	101,794	172,028	195,036
Research and development	32,505	20,785	49,641
Restructuring	1,647	23,106	—
Other expense (income), net	9,530	(4,347)	8,379
Total operating expenses	178,141	239,820	267,204
Income (loss) from operations	104,914	(4,687)	(91,691)
Interest income	13,573	16,970	16,997
Interest expense	(4,330)	(4,835)	(2,775)
Net income (loss) before income taxes	114,157	7,448	(77,469)
Income tax (benefit) expense	(173,045)	1,696	551
Net income (loss)	287,202	5,752	(78,020)
Other comprehensive income:
Unrealized gain on available-for-sale securities	48	83	331
Comprehensive income (loss)	$287,250	$5,835	$(77,689)

Earnings (loss) per share
Basic	$2.14	$0.04	$(0.54)
Diluted	$2.07	$0.04	$(0.54)

Shares used in computing earnings (loss) per share
Basic	134,367	143,057	143,236
Diluted	138,700	146,194	143,236
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (in thousands)

	Common Shares		Additional Paid-In Capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2022	142,268	$1,185,309	$85,489	$(1,061)	$(864,302)	$405,435
Issuance of common shares from exercise of stock options and vesting of restricted stock units (“RSUs”)	1,146	11,256	(8,209)	—	—	3,047
Issuance of common shares under ESPP	419	3,653	(1,803)	—	—	1,850
Share-based compensation	—	—	45,311	—	—	45,311
Unrealized gain on available-for-sale securities	—	—	—	331	—	331
Net loss	—	—	—	—	(78,020)	(78,020)
Balance at December 31, 2023	143,833	$1,200,218	$120,788	$(730)	$(942,322)	$377,954
Purchases of common shares under Share Repurchase Plan	(6,053)	(41,043)	—	—	—	(41,043)
Issuance of common shares from exercise of stock options and vesting of RSUs	2,867	26,769	(24,717)	—	—	2,052
Issuance of common shares under ESPP	236	1,752	(668)	—	—	1,084
Share-based compensation	—	—	31,596	—	—	31,596
Unrealized gain on available-for-sale securities	—	—	—	83	—	83
Net income	—	—	—	—	5,752	5,752
Balance at December 31, 2024	140,883	$1,187,696	$126,999	$(647)	$(936,570)	$377,478
Purchases of common shares under Share Repurchase Plan	(12,249)	(99,484)	—	—	—	(99,484)
Issuance of common shares from exercise of stock options, vesting of RSUs and performance awards	3,801	34,674	(30,074)	—	—	4,600
Tax withholding related to vesting of RSUs and performance awards	(247)	(3,947)	—	—	—	(3,947)
Issuance of common shares under ESPP	135	1,096	(340)	—	—	756
Share-based compensation	—	—	14,678	—	—	14,678
Unrealized gain on available-for-sale securities	—	—	—	48	—	48
Net income	—	—	—	—	287,202	287,202
Balance at December 31, 2025	132,323	$1,120,035	$111,263	$(599)	$(649,368)	$581,331
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)

	Years ended December 31,
	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$287,202	$5,752	$(78,020)
Adjustments to reconcile consolidated net income (loss) to cash flows from operating activities:
Deferred income tax benefit	(176,194)	—	—
Amortization and depreciation	19,449	19,445	11,647
Share-based compensation	14,678	31,596	45,311
Foreign exchange loss (gain) on revaluation of Monoplant finance lease liability	9,685	(5,910)	5,949
Net amortization of premiums and discounts on investments	(10,179)	(12,731)	(12,141)
Non-cash write-down of inventory	—	—	916
Other, net	(200)	788	(1,515)
Net changes in operating assets and liabilities:
Accounts receivable, net	(4,910)	(12,455)	(10,606)
Inventory	(6,462)	477	(15,869)
Prepaid expenses and other current assets	5,522	(1,834)	4,399
Other noncurrent operating assets	730	31	(16)
Accounts payable	(1,874)	860	1,240
Accrued expenses and other liabilities	(4,655)	13,330	12,154
Deferred revenue	3,668	5,789	3,763
Operating lease liabilities	(802)	(750)	(673)
Cash flows from operating activities	135,658	44,388	(33,461)
Cash flows from investing activities:
Proceeds from the sale and maturities of investments	494,134	585,418	529,376
Purchases of investments	(526,650)	(545,832)	(523,500)
Upfront lease payments	—	(43)	(11,864)
Purchases of property, equipment and intangible assets	(252)	(281)	(718)
Cash flows from investing activities	(32,768)	39,262	(6,706)
Cash flows from financing activities:
Repurchase of common shares	(98,156)	(40,239)	—
Principal portion of finance lease payments	(13,136)	(11,989)	(10,025)
Proceeds from issuance of common shares from exercise of stock options and vesting of RSUs and performance awards	14,190	8,186	5,324
Proceeds from issuance of common shares under ESPP	756	1,084	1,850
Taxes paid related to net settlement of exercises of stock options and vesting of RSUs and performance awards	(9,764)	(6,134)	(2,279)
Cash flows from financing activities	(106,110)	(49,092)	(5,130)
Net (decrease) increase in cash, cash equivalents and restricted cash	(3,220)	34,558	(45,297)
Cash, cash equivalents and restricted cash, beginning of the period	83,433	48,875	94,172
Cash, cash equivalents and restricted cash, end of the period	$80,213	$83,433	$48,875
Supplemental cash flow disclosure:
Finance lease liability arising from obtaining right-of-use assets	$—	$—	$94,140
Cash paid for income taxes	$(2,816)	$(2,184)	$(496)
Supplemental disclosure of non-cash financing activities:
Taxes withheld related to vesting of performance awards	$3,773	$—	$—
Reconciliation of cash, cash equivalents and restricted cash to the consolidated balance sheets
Cash and cash equivalents	$80,160	$83,396	$48,755
Restricted cash	53	37	120
Total cash, cash equivalents and restricted cash	$80,213	$83,433	$48,875
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business
Aurinia Pharmaceuticals Inc. (“Aurinia” or the “Company”) is a biopharmaceutical company focused on delivering therapies to people living with autoimmune diseases with high unmet medical needs. In January 2021, the Company introduced LUPKYNIS® (voclosporin), the first FDA-approved oral therapy for the treatment of adult patients with active lupus nephritis. Aurinia is also developing aritinercept, a dual inhibitor of B cell-activating factor (“BAFF”) and a proliferation-inducing ligand (“APRIL”) for the potential treatment of autoimmune diseases.
2. Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation, Principles of Consolidation and Use of Estimates
The Company’s consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”) and include the accounts of the Company and its wholly owned subsidiary, Aurinia Pharma U.S., Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated in consolidation. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that impact the reported amounts of assets, liabilities, revenue and expenses and the disclosure of contingent assets and liabilities in its consolidated financial statements and the accompanying notes. Actual results may differ materially from these estimates.
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
Investments
The Company invests its cash reserves in short-term, fixed rate, highly liquid financial instruments such as certificates of deposits and investments in U.S. treasury securities, U.S. government agency securities and highly rated corporate debt securities. The Company classifies its debt securities as available-for-sale in accordance with the Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt Securities. Investments classified as available-for-sale investments are carried at fair value. Unrealized gain (loss) is recorded in other comprehensive income. Realized gain (loss) is recorded in interest income. The cost of securities sold is based on the specific-identification method. Interest income is accrued when earned and the amortization of premiums and accretion of discounts to maturity arising from acquisition is included in interest income on the consolidated statements of operations and comprehensive income (loss).
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
Accounts Receivable, Net
Accounts receivable are stated as amounts due, net of estimates for discounts offered in customer contracts and any expected credit losses. The Company estimates expected credit losses using the “expected loss” model, which is based on an assessment of the collectability of customer accounts, including collection history, credit quality, the age of past-due balances, current conditions, and reasonable and supportable future conditions that might impact a customer’s ability to pay. The allowance for credit losses is periodically analyzed and adjusted as needed through a charge to selling, general and administrative expense. Amounts deemed to be uncollectible are charged against the allowance for credit losses. The Company does not assess whether a contract has a significant financing component if the expectation at contract inception is such that the period between the transfer of the promised good to the customer and receipt of payment will be one year or less. As of December 31, 2025 and 2024, the Company did not record an allowance for credit losses.
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
The Company’s major customers, which include two specialty pharmacies and its collaboration partner, Otsuka Pharmaceutical Co., Ltd (“Otsuka”), accounted for the majority of the Company's accounts receivable as of December 31, 2025 and 2024. Net product sales from the two specialty pharmacies represent 87% of total revenues for the year ended December 31, 2025, compared to 88% for the same period in 2024. The Company monitors economic conditions and the creditworthiness of its customers. The Company regularly communicates with its customers regarding the status of receivable balances and has not experienced any issues with collectability. The timing between the recognition of revenue and the receipt of payment is not significant. The Company’s standard credit terms range from 30 to 45 days. The Company has had no historical write-offs related to its customers or receivables.
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

Acquired intellectual property or a reacquired right is initially recorded at cost. If the terms of the contract giving rise to a reacquired right are favorable relative to the terms of current market transactions for the same or similar items, the difference is recognized as a gain in the consolidated statements of operations and comprehensive income (loss). Acquired intellectual property and reacquired rights are amortized on a straight-line basis over periods ranging from 10 to 12 years.
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
Property and Equipment, Net
Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Amortization of leasehold improvements is computed using the straight-line method over the shorter of the lease term or the estimated useful life of the related assets. Maintenance and repairs are charged to expense as incurred; however, maintenance and repairs that improve or extend the life of existing assets are capitalized. When assets are sold, or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts, and any gain or loss is included in other expense (income), net in the year of sale or disposal.
Recoverability and Impairment of Long-lived Assets
ASC Topic 360 requires long-lived assets, including definite-lived intangible assets, to be evaluated for impairment at least annually or when events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. If such circumstances are determined to exist, an estimate of undiscounted future cash flows produced by the asset, including its eventual residual value, is compared to the carrying value to determine whether impairment exists. If such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. Fair value is estimated through discounted cash flow models to project cash flows from the asset. For the years ended December 31, 2025, 2024 and 2023, the Company recognized no asset impairment charge.
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
Leases with an initial term of 12 months or less are not recorded on the Company’s consolidated balance sheets and those lease payments are recognized on a straight-line basis over the lease term in its consolidated statements of operations and comprehensive income (loss). For leases other than short-term leases, at lease commencement, the Company records a lease liability based on the present value of lease payments over the expected lease term. The Company calculates the present value of lease payments using the discount rate implicit in the lease, unless that rate cannot be readily determined. In that case, the Company uses its incremental borrowing rate, which is the rate of interest that the Company would have to pay to borrow on a collateralized basis an amount equal to the lease payments over the expected lease term. The Company records a corresponding right-of-use lease asset based on the lease liability, adjusted for any lease incentives received and any initial direct costs paid to the lessor prior to the lease commencement date. The Company elected to use the practical expedient that allows lessees to treat the lease and non-lease components of leases as a single lease component.
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

Deferred Compensation Arrangements
The Company records deferred compensation arrangements as liabilities for estimated future employee benefits relating to certain former employee retention arrangements. Pursuant to FASB ASC Topic 710, Compensation—General, the Company recognizes future benefits provided by employee retention arrangements, as deferred compensation, which is recognized when the Company determines that it is probable to make future payments. The present value of the deferred compensation liability is measured based on an income approach using an internal risk-adjusted net present value of the future payments to be made to participants and is based on the estimated future net revenues of voclosporin. Management uses significant judgement and estimates in determining the method, assumptions and inputs that are unobservable and inherently uncertain. Significant judgements and estimates include, but are not limited to, assumptions related to future net revenues of voclosporin and the risk-adjusted discount rate. The present value of the deferred compensation liability is remeasured at each balance sheet date and adjusted for changes in estimated cash flows. The impact of the remeasurement is recorded through gain (loss) on change in present value of the deferred compensation arrangements in other (income) expense, net.
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
Net Product Sales
The Company sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the U.S., and the Company sells LUPKYNIS inventory to its collaboration partner, Otsuka to commercialize in Japan, the European Union (“E.U.”), the United Kingdom (“U.K.”), Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the “Otsuka Territories”). The two specialty pharmacies, specialty distributor and Otsuka are considered the Company's customers for accounting purposes.
Revenue from product sales is recognized when the customer obtains control of the Company's product, which typically occurs on delivery. Revenue from product sales is recorded at the transaction price, net of estimates for variable consideration consisting of customer discounts, customer fees, government rebates, co-payment assistance and payor rebates and administration fees for which reserves are established. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable (if the amount is payable to the customer) or a liability (if the amount is payable to a party other than the customer).
Variable consideration is estimated using the expected-value amount method, which is the sum of probability-weighted amounts in a range of possible consideration amounts. In making these estimates, the Company considers historical data, including patient mix and inventory sold to customers that has not yet been dispensed. Actual amounts of consideration ultimately received may differ from the Company’s estimates. If actual results vary materially from the Company’s estimates, the Company will adjust these estimates, which will affect net product sales and earnings in the period such estimates are adjusted. These items include:
•Customer Discounts—The Company generally provides price and prompt payment discounts on product sales to its customers. The Company estimates that its customers will earn these discounts and fees. These discounts and fees are recorded as a reduction of gross revenue and accounts receivable at the time such revenue is recognized.

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
•Payor Rebates and Administration Fees—Payor rebates and administration fees represent the estimated obligations to third parties, primarily benefit managers. The payor rebates and administration fees result from formulary position, price increase limit allowances (price protection) and administration fees. The liability for payor rebates and administration fees are based on the estimated payors buying patterns and the resulting applicable contractual rebate rate(s) to be earned over a contractual period. Payor rebates and administration fees are recorded as a reduction of revenue and a liability is established and included in accrued expenses at the time such revenue is recognized.
Additionally, the Company has agreements with its partners that include options related to the promise for future supply of drug substance, semi-finished goods or drug product for either clinical development or commercial supply at the licensee’s discretion. The Company assesses if these options provide a material right to the licensee and if so, they are accounted for as separate performance obligations. If the Company is entitled to additional payments when the licensee exercises these options, any additional payments are recorded as product sales when the licensee obtains control of the goods. Certain agreements include terms where the Company can partially bill for drug substance used before the manufacturing cycle is complete, resulting in deferred revenue which is to be recognized once delivery occurs.
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

Milestones
At the inception of each arrangement that includes commercial sales milestone payments, the Company evaluates whether achieving each milestone payment is considered probable and estimates the amount to be included in the transaction price using the most likely amount method. If it is probable that a significant revenue reversal would not occur, the value of the associated milestone is included in the transaction price. The transaction price is then allocated to each performance obligation on a relative stand-alone selling price basis, for which the Company recognizes revenue as or when the performance obligations under the contract are satisfied. At the end of each subsequent reporting period, the Company re-evaluates the probability of achieving such milestones and any related constraint, and if necessary, adjusts its estimate of the overall transaction price. Any such adjustments are recorded on a cumulative catch-up basis, which would affect license, collaboration and royalty revenue in the period of adjustment. Sales-based milestone payments are recognized in the period that the milestone objectives have been achieved.
Royalties
For arrangements that include sales-based royalties, revenue is recognized when the underlying product sales have occurred. Revenue is recorded based on estimated quarterly net product sales reports provided by its partner. Differences between actual results and estimated amounts are adjusted in the period in which they become known, which typically follows the quarterly period in which the estimate is made.
Manufacturing and Other Services
The Company’s agreements may include manufacturing or other services to be performed by the Company on behalf of the counterparty. If these services are determined to be distinct from the other promises or performance obligations identified in the arrangement, the Company recognizes the transaction price allocated to these services as revenue. The revenue is recognized either: (i) over time based on an appropriate measure of progress when the performance by the Company does not create an asset with an alternative use and the Company has an enforceable right to payment for the performance completed to date; or (ii) at a point in time as the related performance obligations are satisfied. Certain agreements may include terms where the Company can partially bill for manufacturing services before the services are provided, resulting in deferred revenue which is to be recognized once the performance obligation is satisfied.
Cost of Revenue
Cost of revenue consists primarily of the cost of inventory for LUPKYNIS, which mainly includes third-party manufacturing costs and allocated internal labor. Cost of revenue also includes costs related to collaboration revenues and the amortization of the finance right-of-use asset recognized in connection with the Monoplant.
Selling, General and Administrative Expense
Selling, general and administrative (“SG&A”) expense consists of personnel and non-personnel expenses to support growing net product sales of LUPKYNIS. Personnel-related expense includes salaries, incentive pay, benefits and share-based compensation for personnel engaged in sales, finance and administrative functions. As the majority of the Company's contracts are short-term in nature, sales commissions are generally recorded as selling, general and administrative expense when incurred as the amortization period would have been less than one year. Non-personnel-related expense includes: (i) selling, patient services, pharmacovigilance, marketing, advertising, travel, sponsorships and trade shows; and (ii) other general and administrative costs, including consulting, legal, patent, insurance, accounting, information technology and facilities.
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

Research and Development Expense
Research and development (“R&D”) expense consists of personnel and non-personnel expenses. Personnel-related expense includes salaries, incentive pay, benefits and share-based compensation for personnel engaged in research and development functions. Non-personnel-related expense includes contract research organizations, contract manufacturing organizations and materials used for R&D activities, development, clinical trials, clinical supply and distribution, and other professional services.
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
Restructuring Expense
Restructuring expense consists primarily of one-time termination benefits, including severance and healthcare benefits, contract terminations and other costs. According to ASC 420, Exit or Disposal Cost Obligations (“ASC 420”), restructuring expense is measured at fair value and recognized as a liability when incurred. One-time termination benefits are expensed on the date on which the Company notifies the affected employees of the restructuring plan, unless employees must provide future service, in which case the expense is recognized over the service period.
Share-based Compensation Expense
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
Income Taxes
The Company accounts for income taxes under the asset and liability method in accordance with ASC Topic 740, Income Taxes (“ASC 740”). Deferred tax assets and liabilities are determined based on the differences between the financial statement carrying amounts and the income tax basis of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates applicable to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date. A valuation allowance is applied against any deferred tax asset if, based on available evidence, it is “more likely than not” that some or all of the deferred tax assets will not be realized. For uncertain tax positions that meet a “more likely than not” threshold, the Company recognizes the benefit of uncertain tax positions in the consolidated financial statements. The Company’s practice is to recognize interest and penalties, if any, related to uncertain tax positions in its provision for income taxes in the consolidated statements of operations and comprehensive income (loss).
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

For the years ended December 31, 2025, 2024 and 2023, the Company recognized foreign exchange loss (gain) related to the revaluation of its finance lease liability recognized in connection with the Monoplant of $9.7 million, $(5.9) million and $5.9 million, respectively (see Note 5).
Segment Information
Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the Company’s Chief Executive Officer, the chief operating decision-maker (“CODM”). For accounting purposes, the CODM is making decisions regarding resource allocation and assessing performance based on consolidated net income as if presented in the Company's consolidated financial statements. The Company views its operations and manages its business in one operating segment.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU No. 2024-03, Income Statement — Reporting Comprehensive Income — Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expense which applies to all public business entities requiring additional disclosure of the nature of expenses included in the income statement in response to longstanding requests from investors for more information about an entity’s expenses. The new standard requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. The guidance is effective for annual reporting periods beginning after December 15, 2026 and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently assessing the potential impact this ASU may have on the consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (ASC 740): Improvements to Income Tax Disclosures requiring entities to provide additional information in the rate reconciliation and disclosures about income taxes paid. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The Company adopted this standard prospectively for the year ended December 31, 2025 (see Note 12).
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
3. Earnings (Loss) Per Share
Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding without consideration of potential common shares. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted-average number of common shares outstanding plus potential common shares. Stock options, performance awards (“PAs”), restricted stock units (“RSUs”) and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”) are considered potential common shares and are included in the calculation of diluted earnings (loss) per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings (loss) per share when their effect is anti-dilutive.

For the year ended December 31, 2025, there were 4.3 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 0.9 million stock options; (ii) 1.2 million PAs; and (iii) 2.2 million RSUs. For the years ended December 31, 2025, 2024 and 2023, there were potential common shares of 6.7 million, 7.3 million and 19.4 million, respectively, that were excluded from the calculation of diluted earnings (loss) per share because their effect was anti-dilutive.

4. Balance Sheet Details
Fair Value Measurement
The following table summarizes the financial assets measured at fair value on a recurring basis (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	—	255,034	—	255,034
U.S. treasury bonds	—	61,654	—	61,654
Commercial paper	—	1,096	—	1,096
Total	$80,213	$317,784	$—	$397,997

	December 31, 2024
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	—	192,101	—	192,101
U.S. treasury bonds	—	81,402	—	81,402
Commercial paper	—	1,339	—	1,339
Corporate bonds	—	201	—	201
Total	$83,433	$275,043	$—	$358,476
The fair value of the Company's investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications.
The carrying amount and related unrealized gains (losses) by type of investment consisted of the following (in thousands):

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	254,875	159	—	255,034
U.S. treasury bonds	61,608	46	—	61,654
Commercial paper	1,096	—	—	1,096
Total cash, cash equivalents, restricted cash and short-term investments	$397,792	$205	$—	$397,997

	December 31, 2024
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$83,433	$—	$—	$83,433
U.S. treasury bills	192,054	47	—	192,101
U.S. treasury bonds	81,292	110	—	81,402
Commercial paper	1,339	—	—	1,339
Corporate bonds	200	1	—	201
Total cash, cash equivalents, restricted cash and short-term investments	$358,318	$158	$—	$358,476

As of December 31, 2025 and 2024, accrued interest receivable from investments was $0.7 million and $0.6 million, respectively, which was included in other current assets on the consolidated balance sheets. As of December 31, 2025, short-term investments mature at various dates through December 2026. As of December 31, 2025 and 2024, no allowance for credit losses was recorded.
Inventory
Inventory consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Raw materials	$658	$1,702
Work in process	44,653	36,623
Finished goods	379	903
Total inventory	$45,690	$39,228
Prepaid Expenses and Deposits
Prepaid expenses and deposits consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Prepaid manufacturing and other deposits	$1,742	$5,645
Prepaid insurance	878	1,186
Other prepaid expenses	3,126	4,388
Total prepaid expenses and deposits	$5,746	$11,219

Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	December 31, 2025
	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	12	$15,126	$(12,334)	$2,792
Patents	12	2,380	(1,411)	969
Internal-use software implementation costs	3	2,873	(2,873)	—
Total intangible assets, net		$20,379	$(16,618)	$3,761

	December 31, 2024
	Weighted Average Life (in years)	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	12	$15,126	$(11,535)	$3,591
Patents	12	2,128	(1,364)	764
Internal-use software implementation costs	3	2,873	(2,873)	—
Total intangible assets, net		$20,127	$(15,772)	$4,355
For the years ended December 31, 2025, 2024 and 2023, the Company recorded amortization expense of $0.8 million, $0.9 million and $1.7 million, respectively. The estimated aggregate amortization expense for each of the next 5 succeeding years is $3.0 million.

Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Leasehold improvements	$3,243	$3,243
Furniture	1,155	1,155
Office equipment	631	631
Computer equipment	235	235
Total gross property and equipment	5,264	5,264
Less accumulated depreciation	(3,153)	(2,533)
Property and equipment, net	$2,111	$2,731
For each of the years ended December 31, 2025, 2024 and 2023, the Company recorded depreciation expense of $0.6 million.

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Accrued sales rebates and fees	$30,832	$24,568
Accrued payroll and related expenses	18,716	18,639
Accrued research and development expenses	6,127	3,990
Accrued corporate and excise taxes	2,010	503
Accrued sales and marketing expenses	1,648	2,329
Accrued restructuring expenses	153	10,855
Accrued other expenses	7,135	4,087
Total accrued expenses	$66,621	$64,971
5. Commitments and Contingencies
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

At lease inception, the Company recorded a finance right-of-use (“ROU”) lease asset and a corresponding lease liability. As of December 31, 2025, the Monoplant Lease finance ROU lease asset and corresponding lease liability balance were $73.9 million and $68.8 million, respectively.
Operating Leases
Rockville, Maryland
In March 2020, the Company entered into a lease agreement for 30,531 square feet of office space in Rockville, Maryland (the “Rockville Lease”). The Rockville Lease commenced on March 12, 2020 and expires on August 31, 2031. The Company has the option to extend the Rockville Lease for two 5-year periods at the end of the initial 11-year term and has the option to terminate after 7 years; however, such options were not recognized as part of the Company’s lease liabilities and corresponding ROU lease assets. The Rockville Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (“Lease Operating Costs”); however, such costs are not material to the Company’s financial position.
Future minimum lease payments, excluding Lease Operating Costs, as of December 31, 2025 consisted of the following (in thousands):

	Finance Lease Payments	Operating Lease Payments
2026	$18,275	$1,169
2027	18,275	1,197
2028	18,275	1,227
2029	18,275	1,223
2030	4,570	1,240
Thereafter	—	839
Total lease payments	77,670	6,895
Less: imputed interest	(8,825)	(928)
Total	$68,845	$5,967
For the years ended December 31, 2025, 2024, and 2023, finance lease expense related to the amortization of finance ROU lease assets was $17.4 million, $17.4 million and $8.9 million, respectively. For the years ended December 31, 2025, 2024, and 2023, finance lease expense related to the interest on finance lease liabilities was $4.3 million, $4.8 million and $2.8 million, respectively. For the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from financing activities was $13.1 million, $12.0 million and $10.0 million, respectively. For the years ended December 31, 2025, 2024 and 2023, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from operating activities was $4.5 million, $4.6 million and $2.3 million, respectively. As of December 31, 2025 and 2024, the weighted-average remaining lease term for the Company’s finance leases was 4.3 and 5.3 years respectively. As of December 31, 2025 and 2024, the weighted-average discount rate for the Company’s finance leases was 6.19%.
For each of the years ended December 31, 2025, 2024, and 2023, operating lease expense was $0.8 million. For each of the years ended December 31, 2025, 2024, and 2023, cash paid for amounts included in the measurement of operating lease liabilities was $1.1 million. As of December 31, 2025 and 2024, the weighted-average remaining lease term for the Company’s operating leases was 5.6 and 6.6 years, respectively. As of December 31, 2025 and 2024, the weighted-average discount rate for the Company’s operating leases was 5.27%.
Contingencies
From time to time, the Company may be involved in various claims and legal proceedings relating to claims arising out of its operations. Regardless of the outcome, litigation can have an adverse impact on the Company because of defense and settlement costs, diversion of management resources and other factors.

On November 2, 2025, Aurinia and its wholly owned subsidiary, Aurinia Pharma U.S., Inc., filed a complaint alleging defamation and injurious falsehood against Dr. George Tidmarsh in the U.S. District Court for the District of Maryland. The complaint alleges that Dr. Tidmarsh personally made false statements regarding voclosporin. The Company is seeking monetary damages, punitive damages, court costs, and any other relief the court deems appropriate.
In February and March 2025, the Company received a Notice Letter from each of Hikma Pharmaceuticals USA Inc., Lotus Pharmaceutical Co. Ltd., Galenicum Health S.L.U., Zydus Pharmaceuticals (USA) Inc., Teva Pharmaceuticals, Inc., Dr. Reddy's Laboratories, Inc., DifGen Pharmaceuticals LLC and Sandoz Inc. advising that each company had submitted an ANDA to the FDA seeking authorization to manufacture, use or sell a generic version of LUPKYNIS in the U.S., prior to the expiry of the 2037 Patents, which are listed in the FDA's Orange Book. Each Notice Letter alleges that the 2037 Patents are invalid, unenforceable and/or will not be infringed by the commercial manufacture, use or sale of the generic product described in the ANDA.
Aurinia filed complaints for patent infringement against each of Hikma Pharmaceuticals USA Inc. (filed April 10, 2025); Lotus Pharmaceutical Co. Ltd. (filed April 11, 2025); Galenicum Health S.L.U. (filed April 17, 2025); Zydus Pharmaceuticals (USA) Inc. and Zydus Lifesciences Ltd. (filed April 21, 2025); Teva Pharmaceuticals, Inc. and Teva Pharmaceutical Industries, Ltd. (filed April 25, 2025); Dr. Reddy's Laboratories, Inc. (filed May 1, 2025); DifGen Pharmaceuticals LLC (filed April 30, 2025); and Sandoz Inc. (filed May 8, 2025) in the U.S. District Court for the District of New Jersey.
In accordance with the Hatch-Waxman Act, because LUPKYNIS is a New Chemical Entity and Aurinia filed a complaint for patent infringement within 45 days of the receipt of each Notice Letter, the FDA cannot approve the ANDAs for these applications any earlier than 7.5 years from the approval of the LUPKYNIS new drug application unless a District Court finds that all of the asserted claims of the patents-in-suit are invalid, unenforceable and/or not infringed.
The Company intends to vigorously enforce its intellectual property rights relating to LUPKYNIS.
6. Deferred Compensation and Other Noncurrent Liabilities
In March 2012, the Company entered into employee retention arrangements with certain former executive officers, whereby the Company is required to make payments to such former officers based on net revenues of voclosporin for a certain period of time. As of December 31, 2025 and 2024, the Company recorded deferred compensation and other noncurrent liabilities of $6.7 million and $9.4 million, respectively.
7. Segment Information and Geographic Data
The amounts disclosed in the consolidated financial statements represent those of the single reporting unit.
The percentage of total revenues from the Company's major customers consisted of the following:

	2025	2024	2023
Specialty pharmacy A	49%	49%	51%
Specialty pharmacy B	38%	39%	40%
Collaboration partnership	7%	11%	10%
Revenue by Geographic Location
Revenue by geographic location consisted of the following (in thousands):

	2025	2024	2023
U.S.	$263,841	$210,095	$157,958
Japan	19,214	25,038	17,555
Total revenue	$283,055	$235,133	$175,513

Property, Equipment and Right-of-use Lease Assets by Geographic Location
Property, equipment and right-of-use lease assets by geographic location consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Switzerland	$73,865	$91,290
U.S.	5,371	6,366
France	—	782
Canada	336	433
Total property, equipment and right-of-use lease assets	$79,572	$98,871
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
The Company recognized: (i) a $10.0 million milestone in 2024 for the approval of LUPKYNIS for the treatment of lupus nephritis in Japan by the Japanese Ministry of Health, Labour and Welfare; (ii) a $10.0 million milestone in 2023 for pricing and reimbursement approval in certain European jurisdictions; and (iii) a $30 million milestone in 2022 for the marketing authorization of LUPKYNIS by the European Commission. For the years ended December 31, 2025, 2024 and 2023, the Company recognized $11.7 million, $8.9 million and $6.0 million, respectively, of additional collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant.
9. Shareholders' Equity
On February 15, 2024, the Company announced that the Board had approved a share repurchase program of up to $150 million of the Company’s common shares, excluding commissions and excise tax (the “Share Repurchase Plan”). On July 31, 2025, the Company announced that the Board approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of the Company’s common shares.
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

For the years ended December 31, 2025 and 2024, the Company repurchased 12.2 million and 6.1 million of its common shares for $99.5 million and $41.0 million, respectively, including commissions and excise tax. The cost of repurchased shares is recorded as a reduction in common shares. Under Alberta law, the common shares were cancelled and not reissued.

10. Equity Incentive Plans
2021 Equity Incentive Plan and 2025 Amended Equity Incentive Plan
In June 2021, the Company adopted the Amended and Restated Equity Incentive Plan (the “2021 Equity Plan”). The 2021 Equity Plan permits the issuance of various types of share-based compensation awards, including stock options, performance awards (“PAs”) and restricted stock units (“RSUs”) that may be settled in cash and common shares. On May 15, 2025, shareholders approved an Amended and Restated Equity Incentive Plan (the “2025 Equity Plan”) that, among other things, set the total allowable shares issuable under the 2025 Equity Plan to 20.8 million shares.
2021 Employee Stock Purchase Plan
In June 2021, the Company adopted the Employee Stock Purchase Plan (the “2021 ESPP”). Under the 2021 ESPP, eligible employees may purchase common shares of the Company at a discounted price. During 2022, the Company amended the 2021 ESPP for current and future offerings. The amendment: (i) shortened the plan from 4 purchases over a 24-month offering period to 2 purchases over a 12-month offering period; and (ii) added a mechanism to rollover participants into a new 12-month offering period if the stock price on the purchase date is less than the offering price. The 2021 ESPP allows for the issuance of up to 2.5 million shares of which 0.1 million and 0.2 million were purchased during the years ended December 31, 2025 and 2024, respectively.
Inducement Grants
In addition to stock options, PAs and RSUs granted under the 2021 Equity Plan and 2025 Equity Plan, the Company has granted certain stock options and RSUs as inducements to new employees entering into employment with the Company in accordance with Nasdaq Listing Rule 5635(c)(4). The inducements were granted outside of the 2021 Equity Plan during 2023.
Stock Options
Generally, stock options have a 10-year term and vest over 3 years with one-third of the shares vesting on the 1-year anniversary and the remaining options vesting monthly thereafter.
The activity related to stock options during the year ended December 31, 2025 consisted of the following:

	Number of Shares (in thousands)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value (in thousands)
Outstanding at December 31, 2024	9,276	$11.04	6.18	$7,906
Granted	2,544	$7.83
Exercised/released	(559)	$8.24
Cancelled/forfeited	(2,269)	$12.18
Outstanding at December 31, 2025	8,992	$10.02	6.04	$54,067
Options exercisable at December 31, 2025	6,532	$10.87
Vested and expected to vest, December 31, 2025	8,725	$10.08
During the years ended December 31, 2025, 2024 and 2023, the intrinsic value of options exercised was $1.4 million, $0.8 million and $2.0 million, respectively. During the years ended December 31, 2025, 2024 and 2023, the total fair value of options vested was $4.2 million, $13.9 million and $40.9 million, respectively.

For the years ended December 31, 2025, 2024 and 2023, the weighted-average grant-date fair value of stock options granted was $5.09, $4.31 and $5.86, respectively. The Company estimated the fair value of each stock option on the date of grant using the Black-Scholes option pricing model with the following assumptions:

	Years Ended December 31,
	2025	2024	2023
Expected term (in years)	5	5	5
Expected volatility	78%	77%	71%
Risk-free interest rate	3.98%	4.09%	3.99%
Expected dividend yield	0.0%	0.0%	0.0%
Expected term - Expected term is based upon the contractual term, taking into account expected employee exercise and expected post-vesting employment termination behavior. The length of the expected term in 2025 is in line with historic data and what management expects in the future.
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
Performance Awards and Restricted Stock Units
The fair value of RSUs is based on the market price of the Company’s common shares on the date of the grant. During the year ended December 31, 2025, the Company granted PAs that vest in 4 tranches upon the Company’s common shares achieving four progressively higher target prices, and each tranche is further subject to a one year service period following tranche achievement. RSUs granted prior to 2025 vest in 3 equal annual installments on the first, second and third anniversary of the grant date. The Company estimated the fair value of each award with a market and service condition on the date of grant by using a Monte Carlo simulation (lattice model).

The activity related to PAs and RSUs during the year ended December 31, 2025 consisted of the following:

	Number of Shares (in thousands)	Weighted-Average Grant Date Fair Value
Unvested balance, December 31, 2024	7,986	$8.08
Granted	1,429	$6.81
Vested	(3,242)	$8.49
Forfeited	(2,152)	$8.18
Unvested balance, December 31, 2025	4,021	$7.25
During the year ended December 31, 2025, the Company began withholding shares to satisfy tax-withholding obligations when PAs and RSUs vest. As a result, employees receive fewer shares than the total number of awards that vest.

The weighted-average grant date fair value of PAs and RSUs granted during the years December 31, 2025, 2024 and 2023 was $6.81, $7.13 and $9.03, respectively. Total intrinsic value of RSUs vested during the years December 31, 2025, 2024 and 2023, was $30.4 million, $16.2 million and $5.4 million, respectively.
Share-based Compensation Expense
The classification of share-based compensation expense consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Selling, general and administrative	$12,724	$31,641	$36,512
Research and development	1,295	(1,329)	7,533
Capitalized under inventories	659	1,284	1,266
Share-based compensation expense	$14,678	$31,596	$45,311
As of December 31, 2025, total unrecognized share-based compensation expense related to unvested stock options, PAs, RSUs and ESPP was $11.0 million, which is expected to be recognized over a weighted-average period of 0.9 years,
11. Restructuring
In February 2024, the Company announced a strategic restructuring that reduced headcount by approximately 25% and discontinued the Company’s AUR300 development program (the “February Restructuring”). In November 2024, the Company announced another strategic restructuring that further reduced headcount by approximately 45% to sharpen the Company’s focus on continued LUPKYNIS growth and the development of aritinercept (the “November Restructuring”).
For the year ended December 31, 2025, total expense for the November Restructuring was $1.6 million, which was comprised of: (i) $0.3 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $0.1 million of contract termination costs; and (iii) $1.2 million of other restructuring costs. As of December 31, 2025, the Company had paid $16.5 million related to the November Restructuring. As of December 31, 2025, the Company recognized all expenses and made substantially all payments related to the November Restructuring.
For the year ended December 31, 2024, total expense for the November Restructuring was $15.3 million, which was comprised of: (i) $14.0 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $0.7 million of contract termination costs; and (iii) $0.6 million of other restructuring costs. As of December 31, 2024, the Company had paid $4.8 million related to the November Restructuring.
For the year ended December 31, 2024, total expense for the February Restructuring was $7.8 million, which was comprised of: (i) $6.1 million for one-time termination benefits to affected employees, including severance and health care benefits; (ii) $1.1 million of contract termination costs; and (iii) $0.6 million of other restructuring costs. As of December 31, 2024, the Company recognized all expenses and made all payments related to the February restructuring.
12. Income Taxes
Income Tax (Benefit) Expense
Net income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Canada	$103,909	$(8,416)	$(90,226)
U.S.	10,248	15,715	12,573
Other	—	149	184
Net income (loss) before income taxes	$114,157	$7,448	$(77,469)

The components of income tax (benefit) expense consisted of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Canada	$—	$—	$—
U.S.	3,134	1,598	154
Other	15	98	397
Total current income tax expense	3,149	1,696	551
Deferred:
Canada	(62,053)	—	—
U.S.	(114,141)	—	—
Total deferred income tax benefit	(176,194)	—	—
Income tax (benefit) expense	$(173,045)	$1,696	$551
For the year ended December 31, 2025, the Company recorded an income tax benefit of $173.0 million primarily due to the release of its valuation allowance on deferred tax assets that the Company now expects to realize. Historically, the Company maintained a full valuation allowance against its deferred tax assets; however, after considering all available evidence, the Company determined that it was more likely than not that it would be able to realize the benefit of its deferred tax assets. In reaching this determination, the Company considered the 3-year cumulative net income before income taxes as of December 31, 2025, and the Company’s expectations regarding the generation of future taxable income.
The Company utilizes the Canadian statutory rate because the parent entity is domiciled in Canada. For the years ending December 31, 2025, 2024 and 2023, the Canadian federal and provincial statutory rate was 24.7%, 24.7% and 24.6%, respectively.
For the year ended December 31, 2025, the components of the effective tax rate are as follows (in thousands):

	Year Ended December 31, 2025
	Amount	Percent
Canadian federal statutory income tax[a]	$28,540	25.0%
Provincial income tax, net of federal income tax effect[b]	(298)	(0.3)
Foreign tax effects:
U.S.
Intra-entity sale	(104,216)	(91.3)
Changes in valuation allowances	(9,181)	(8.0)
Statutory tax rate difference between U.S. and Canada	(410)	(0.4)
Other	(131)	(0.1)
Nontaxable or nondeductible items:
Capital gains	(57,581)	(50.4)
Other	945	0.8
Changes in valuation allowance	(151,979)	(133.1)
Tax credits	(4)	—
Other adjustments:
Intra-entity sale	119,297	104.5
Other adjustments	1,973	1.7
Effective tax rate	$(173,045)	(151.6)%
a 25% is the federal rate net of the general rate reduction.
b Primarily attributable to Alberta and British Columbia.

The effective tax rate for 2025 differs from the statutory rate primarily due to (i) the change in realizability of deferred tax assets and corresponding valuation allowance release; and (ii) the Canadian preferential capital gains treatment (only 50% of capital gains are taxable); offset by (iii) a net intra-entity sale transaction.
For the years ended December 31, 2024 and 2023, the components of the effective tax rate are as follows (in thousands):

	Years ended December 31,
	2024		2023
	Amount	Percent	Amount	Percent
Canadian federal and provincial statutory income tax	$1,840	24.7%	$(19,060)	24.6%
Effect of tax rates on foreign jurisdictions	(581)	(7.8)	(452)	0.6
Withholding taxes	152	2.0	154	(0.2)
Impact of future rates and tax rate changes	(481)	(6.5)	12,071	(15.5)
Foreign tax credit	(152)	(2.0)	(154)	0.2
Nondeductible share-based compensation	7,908	106.3	10,689	(13.8)
State income taxes	392	5.3	698	(0.9)
Changes in valuation allowance	(7,446)	(100.0)	(2,440)	3.1
Scientific Research and Experimental Development (“SRED”) and research credits	(153)	(2.1)	(1,005)	1.3
Other adjustments	217	2.9	50	(0.1)
Effective tax rate	$1,696	22.8%	$551	(0.7)%
For the year ended December 31, 2025, net cash paid for income taxes consisted of the following (in thousands):

Year ended December 31, 2025
Federal	$—
Provincial	—
Foreign:
U.S. federal	2,420
U.S. state (Texas)	256
Other	140
Net cash paid for income taxes	$2,816

Deferred Tax Assets, Net
As of December 31, 2025 and 2024, the Company's deferred tax assets, net consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Deferred tax assets:
Intangible assets	$100,876	$1,557
Net operating loss carryforwards	47,622	130,143
Lease liability	17,918	19,380
Research credit carryforwards	8,892	8,369
Share-based compensation	7,803	—
Accrued expenses	4,051	2,458
Deferred compensation liability	1,930	2,342
Share issuance costs	253	879
Other	5,856	3,407
Total deferred tax assets	195,201	168,535
Valuation allowance	—	(154,432)
Total deferred tax assets, net of valuation allowance	195,201	14,103
Deferred tax liabilities:
Right-of-use asset	(18,607)	(13,630)
Property, equipment and intangible assets	(400)	(473)
Total deferred tax liabilities	(19,007)	(14,103)
Deferred tax assets, net	$176,194	$—
The Company’s net valuation allowance decreased from $154.4 million to zero as of December 31, 2024 and 2025, respectively, due to the change in realizability of deferred tax assets and corresponding valuation allowance release.
As of December 31, 2025, the Company had $197.4 million of Canada gross net operating loss carryforwards and $6.7 million of Canada Investment Tax Credits and British Columbia SRED that expire between 2030 and 2045.
Uncertain Income Tax Positions
The Company is subject to examination in the U.S. and Canada. Tax periods remain open from 2022 through 2025 in the U.S. and from 2010 through 2025 in Canada.

13. Selected Quarterly Financial Information (unaudited)
Condensed quarterly financial information consisted of the following (in thousands, except per share data):

	For the three months ended,
	March 31, 2025	June 30, 2025	September 30, 2025	December 31, 2025	Total
Total revenue	$62,465	$70,008	$73,468	$77,114	$283,055
Operating expenses	40,618	49,925	43,723	43,875	178,141
Income from operations	21,847	20,083	29,745	33,239	104,914
Net income	23,344	21,513	31,551	210,794	287,202
Basic earnings per share	$0.17	$0.16	$0.24	$1.60	$2.14
Diluted earnings per share	$0.16	$0.16	$0.23	$1.53	$2.07

	For the three months ended,
	March 31, 2024	June 30, 2024	September 30, 2024	December 31, 2024	Total
Total revenue	$50,303	$57,192	$67,771	$59,867	$235,133
Operating expenses	63,556	58,705	56,023	61,536	239,820
(Loss) income from operations	(13,253)	(1,513)	11,748	(1,669)	(4,687)
Net (loss) income	(10,749)	722	14,350	1,429	5,752
Basic (loss) earnings per share	$(0.07)	$0.01	$0.10	$0.01	$0.04
Diluted (loss) earnings per share	$(0.07)	$0.01	$0.10	$0.01	$0.04
Tables have rounding differences