Form 10-Q
period 2026-03-31
Aurinia Pharmaceuticals Inc.
filed 2026-05-07
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of May 6, 2026, the registrant had 128,601,671 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$41,008	$80,213
Short-term investments	337,775	317,784
Accounts receivable, net	49,175	41,454
Inventory	46,410	45,690
Prepaid expenses and deposits	4,119	5,746
Other current assets	1,757	1,080
Total current assets	480,244	491,967
Deferred tax assets, net	166,917	176,194
Finance right-of-use lease assets	69,508	73,865
Intangible assets, net	3,590	3,761
Operating right-of-use lease assets	1,659	3,596
Property and equipment, net	1,986	2,111
Other noncurrent assets	93	93
Total assets	$723,997	$751,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$2,661	$3,313
Accrued expenses	58,196	66,621
Finance lease liabilities, current portion	16,519	16,523
Deferred revenue	5,036	3,720
Operating lease liabilities, current portion	1,622	1,067
Other current liabilities	2,522	2,480
Total current liabilities	86,556	93,724
Finance lease liabilities, less current portion	48,181	52,322
Deferred revenue, less current portion	12,413	12,648
Deferred compensation and other noncurrent liabilities	6,903	6,662
Operating lease liabilities, less current portion	2,318	4,900
Total liabilities	156,371	170,256
Commitments and contingencies (Note 5)
Shareholders' equity
Common shares — no par value, Unlimited shares authorized, 130,771 and 132,323 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	1,086,650	1,120,035
Additional paid-in capital	96,869	111,263
Accumulated other comprehensive loss	(880)	(599)
Accumulated deficit	(615,013)	(649,368)
Total shareholders' equity	567,626	581,331
Total liabilities and shareholders' equity	$723,997	$751,587
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Revenue
Net product sales	$73,563	$59,971
License, collaboration and royalty revenue	4,142	2,494
Total revenue	77,705	62,465
Operating expenses
Cost of revenue	6,505	8,574
Selling, general and administrative	22,029	20,339
Research and development	7,470	5,743
Restructuring	—	1,533
Other expense, net	279	4,429
Total operating expenses	36,283	40,618
Income from operations	41,422	21,847
Interest income	3,515	3,569
Interest expense	(1,012)	(1,067)
Net income before income taxes	43,925	24,349
Income tax expense	9,570	1,005
Net income	$34,355	$23,344
Other comprehensive income:
Unrealized loss on available-for-sale securities	(281)	(178)
Comprehensive income	$34,074	$23,166

Earnings per share
Basic	$0.26	$0.17
Diluted	$0.25	$0.16

Shares used in computing earnings per share
Basic	132,375	138,917
Diluted	137,639	143,199
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2025	132,323	$1,120,035	$111,263	$(599)	$(649,368)	$581,331
Purchases of common shares under Share Repurchase Plan	(2,522)	(36,819)	—	—	—	(36,819)
Issuance of common shares for equity awards	1,713	14,138	(13,528)	—	—	610
Tax withholding related to net settlement of equity awards	(743)	(10,704)	—	—	—	(10,704)
Share-based compensation	—	—	(866)	—	—	(866)
Unrealized loss on available-for-sale securities, net	—	—	—	(281)	—	(281)
Net income	—	—	—	—	34,355	34,355
Balance at March 31, 2026	130,771	$1,086,650	$96,869	$(880)	$(615,013)	$567,626

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2024	140,883	$1,187,696	$126,999	$(647)	$(936,570)	$377,478
Purchases of common shares under Share Repurchase Plan	(5,807)	(47,400)	—	—	—	(47,400)
Issuance of common shares for equity awards	2,671	22,966	(22,611)	—	—	355
Share-based compensation	—	—	(3,409)	—	—	(3,409)
Unrealized loss on available-for-sale securities	—	—	—	(178)	—	(178)
Net income	—	—	—	—	23,344	23,344
Balance at March 31, 2025	137,747	$1,163,262	$100,979	$(825)	$(913,226)	$350,190

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARY
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$34,355	$23,344
Adjustments to reconcile net income to cash flows from operating activities:
Deferred income tax	9,277	—
Share-based compensation	(866)	(3,409)
Amortization and depreciation	4,816	4,856
Foreign exchange (gain) loss on revaluation of Monoplant finance lease liability	(416)	1,812
Net amortization of premiums and discounts on investments	(2,319)	(2,656)
Other, net	581	2,325
Net changes in operating assets and liabilities:
Accounts receivable, net	(7,721)	(3,806)
Inventory	(720)	(6,967)
Prepaid expenses and other current assets	950	6,033
Accounts payable	(652)	(974)
Accrued expenses and other liabilities	(5,592)	(23,405)
Deferred revenue	1,081	4,342
Operating lease liabilities	(214)	(195)
Cash flows from operating activities	32,560	1,300
Cash flows from investing activities:
Proceeds from the sale and maturities of investments	109,000	123,035
Purchases of investments	(127,041)	(91,986)
Purchases of property, equipment and intangible assets	(39)	(17)
Cash flows from investing activities	(18,080)	31,032
Cash flows from financing activities:
Purchase of common shares under Share Repurchase Plan	(36,165)	(46,921)
Payments of principal portion of Monoplant finance lease liability	(3,653)	(2,771)
Proceeds from issuance of common shares for equity awards	713	9,288
Tax withholding payments related to net settlements of equity awards	(14,580)	(8,933)
Cash flows from financing activities	(53,685)	(49,337)
Net decrease in cash, cash equivalents and restricted cash	(39,205)	(17,005)
Cash, cash equivalents and restricted cash, beginning of the period	80,213	83,433
Cash, cash equivalents and restricted cash, end of the period	$41,008	$66,428
Supplemental cash flow information:
Cash paid for excise tax in connection with the Share Repurchase Plan	$(1,327)	$(246)
Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets
Cash and cash equivalents	$40,749	$66,113
Restricted cash	259	315
Total cash, cash equivalents and restricted cash	$41,008	$66,428
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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation, Principles of Consolidation and Use of Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying condensed consolidated financial statements include the accounts of Aurinia Pharmaceuticals Inc. and its wholly owned subsidiary, Aurinia Pharma U.S., Inc., a Delaware corporation. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three months ended March 31, 2026 are not necessarily indicative of the results to be expected for the full year or any other future periods.
Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company's significant accounting policies and recent accounting pronouncements have not changed from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
3.Earnings Per Share
Basic earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding without consideration of potential common shares. Diluted earnings per share is calculated by dividing net income by the weighted-average number of common shares outstanding plus potential common shares. Stock options, performance stock units (“PSUs”), restricted stock units (“RSUs”) and shares issuable under the Company’s Employee Stock Purchase Plan (“ESPP”) are considered potential common shares and are included in the calculation of diluted earnings per share using the treasury stock method when their effect is dilutive. Potential common shares are excluded from the calculation of diluted earnings per share when their effect is anti-dilutive.
For the three months ended March 31, 2026, there were 5.3 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 1.5 million RSUs; (ii) 1.2 million PSUs and (iii) 2.6 million stock options. For the three months ended March 31, 2026, there were 1.6 million of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
For the three months ended March 31, 2025, there were 4.3 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 3.0 million RSUs; (ii) 0.7 million PSUs; and (iii) 0.6 million stock options. For the three months ended March 31, 2025, there were 8.8 million of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

4.    Balance Sheet Details
Fair Value Measurement
The following table summarizes the financial assets measured at fair value on a recurring basis (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$41,008	$—	$—	$41,008
U.S. treasury bills	—	250,546	—	250,546
U.S. treasury bonds	—	82,625	—	82,625
Commercial paper	—	4,604	—	4,604
Total	$41,008	$337,775	$—	$378,783

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	—	255,034	—	255,034
U.S. treasury bonds	—	61,654	—	61,654
Commercial paper	—	1,096	—	1,096
Total	$80,213	$317,784	$—	$397,997
The fair value of the Company’s investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications.
The carrying amount and related unrealized gains (losses) by type of investment consisted of the following (in thousands):

	March 31, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$41,008	$—	$—	$41,008
U.S. treasury bills	250,678	—	(132)	250,546
U.S. treasury bonds	82,656	—	(31)	82,625
Commercial paper	4,604	—	—	4,604
Total cash, cash equivalents, restricted cash and short-term investments	$378,946	$—	$(163)	$378,783

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	254,875	159	—	255,034
U.S. treasury bonds	61,608	46	—	61,654
Commercial paper	1,096	—	—	1,096
Total cash, cash equivalents, restricted cash and short-term investments	$397,792	$205	$—	$397,997
As of March 31, 2026 and December 31, 2025, accrued interest receivable from investments was $0.7 million and $0.7 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. As of March 31, 2026, short-term investments mature at various dates through March 2027. As of March 31, 2026 and December 31, 2025, no allowance for credit losses was recorded.

Inventory
Inventory consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$658	$658
Work in process	41,418	44,653
Finished goods	4,334	379
Total inventory	$46,410	$45,690
Prepaid Expenses and Deposits
Prepaid expenses and deposits consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid manufacturing and other deposits	$405	$1,742
Prepaid insurance	355	878
Other prepaid expenses	3,359	3,126
Total prepaid expenses and deposits	$4,119	$5,746
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	March 31, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(12,532)	$2,594
Patents	2,419	(1,423)	996
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,418	$(16,828)	$3,590

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(12,334)	$2,792
Patents	2,380	(1,411)	969
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,379	$(16,618)	$3,761
For each of the three months ended March 31, 2026 and 2025, the Company recorded amortization expense of $0.2 million.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Leasehold improvements	$3,243	$3,243
Furniture	1,155	1,155
Office equipment	631	631
Computer equipment	235	235
Total gross property and equipment	5,264	5,264
Less accumulated depreciation	(3,278)	(3,153)
Property and equipment, net	$1,986	$2,111

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued sales rebates and fees	$33,977	$30,832
Accrued payroll and related expenses	8,617	18,869
Accrued research and development expenses	4,791	6,127
Accrued corporate and excise taxes	1,543	2,010
Accrued sales and marketing expenses	1,270	1,648
Accrued other expenses	7,998	7,135
Total accrued expenses	$58,196	$66,621
5.Commitments and Contingencies
Lease Commitments
Finance Lease
Monoplant
In December 2020, the Company entered into a manufacturing services agreement with Lonza Ltd., Aurinia’s contract manufacturing partner for voclosporin, for the construction of a dedicated manufacturing facility for voclosporin (the “Monoplant”). The construction of the Monoplant began in January 2021 and manufacturing of voclosporin began in late June 2023. The Monoplant is equipped with state-of-the-art manufacturing equipment to provide cost and production efficiency for the manufacturing of voclosporin, while expanding existing capacity and providing supply security to meet future commercial demand. The Company completed a capital expenditure payment program for the Monoplant totaling $23.7 million, which included: (i) a $11.8 million payment in February 2021, which was treated as an upfront lease payment and recorded under other noncurrent assets on the consolidated balance sheets; and (ii) a $11.9 million payment when the facility fulfilled the required operational qualifications, which occurred in late June 2023. The Company has the exclusive right to use the Monoplant through March 31, 2030 by paying a quarterly fixed facility fee of 3.6 million Swiss Francs.
The Monoplant arrangement was determined to be an embedded lease and is accounted for as a finance lease under ASC 842. The lease term is based on the non-cancellable period for which a lessee has the right to use an underlying asset (the “Monoplant Lease”). The Company determined that the Monoplant Lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred on June 26, 2023. At lease inception, the Company recorded a finance right-of-use (“ROU”) lease asset and a corresponding lease liability. As of March 31, 2026, the Monoplant Lease finance ROU lease asset and corresponding lease liability balance were $69.5 million and $64.7 million, respectively.
Operating Lease
Rockville, Maryland
In March 2020, the Company entered into a lease agreement for 30,531 square feet of office space in Rockville, Maryland (the “Rockville Lease”). The Rockville Lease commenced on March 12, 2020 and expires on August 31, 2031. Pursuant to the Rockville Lease, the Company has an option to either terminate the lease early on August 31, 2028, subject to an early termination fee of $1.4 million, or extend the lease for two 5-year periods at the end of the initial 11-year term. The Company has determined that it is reasonably certain that it will exercise the early termination option, which will result in a reduction of approximately $2.3 million of future lease payments net of the early termination fee. The Rockville Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (“Lease Operating Costs”); however, such costs are not material to the Company’s financial position.

Future minimum lease payments, excluding Lease Operating Costs, as of March 31, 2026 consisted of the following (in thousands):

	Finance Lease Payments	Operating Lease Payments
Remainder of 2026	$13,586	$879
2027	18,114	2,588
2028	18,114	825
2029	18,114	10
2030	4,529	—
Total lease payments	72,457	4,302
Less: imputed interest	(7,757)	(362)
Total	$64,700	$3,940
For each of the three months ended March 31, 2026 and 2025, finance lease expense related to the amortization of finance ROU lease assets was $4.4 million. For the three months ended March 31, 2026 and 2025, interest expense on finance lease liabilities was $1.0 million and $1.1 million, respectively.
For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from financing activities was $3.7 million and $2.8 million, respectively. For the three months ended March 31, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from operating activities was $1.1 million and $1.2 million, respectively.
Manufacturing Commitments
The Company’s manufacturing commitments have not changed in any material manner from those previously described in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Contingencies
From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation other than as described in Item 1 of Part II Legal Proceedings.
6.Deferred Compensation and Other Noncurrent Liabilities
In March 2012, the Company entered into employee retention arrangements with certain former executive officers, whereby the Company is required to make payments to such former officers based on net revenues of voclosporin for a certain period of time. As of March 31, 2026 and December 31, 2025, the Company recorded deferred compensation and other noncurrent liabilities of $6.9 million and $6.7 million, respectively.
7.License and Collaboration Agreements
In December 2020, the Company entered into a collaboration and licensing agreement with Otsuka to develop and commercialize oral voclosporin in Japan, the European Union (the “E.U.”), the United Kingdom (“U.K.”), Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the “Otsuka Territories”) in exchange for: (i) a $50 million upfront cash payment; (ii) regulatory and commercial milestone payments; and (iii) royalties ranging from 10% to 20% on net sales in the Otsuka Territories.
In August 2022, the Company entered into a commercial supply agreement with Otsuka to: (i) supply LUPKYNIS inventory to Otsuka at cost plus a margin; and (ii) provide manufacturing and other services, including sharing the capacity of the Monoplant. For the three months ended March 31, 2026 and 2025, the Company recognized $4.1 million and $2.5 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant.

8.Shareholders’ Equity
In February 2024, the Company announced that the Board had approved a share repurchase program of up to $150 million of the Company’s common shares, excluding commissions and excise tax (the “Share Repurchase Plan”). In July 2025, the Company announced that the Board approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of the Company’s common shares.
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
For the three months ended March 31, 2026 and 2025, the Company repurchased 2.5 million and 5.8 million of its common shares for $36.8 million and $47.4 million, respectively, including commissions and excise tax. The cost of repurchased shares is recorded as a reduction in common shares. Under Alberta law, the common shares were cancelled and not reissued.
Purchases under the Share Repurchase Plan, which to date have totaled 23.1 million of its common shares for $211.0 million, excluding commissions and excise tax, began on February 21, 2024.
9.Equity Incentive Plans
Stock Options
The activity related to stock options during the three months ended March 31, 2026 consisted of the following:

	March 31, 2026
	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2025	8,992	$9.98
Granted	1,612	13.98
Exercised/released	(64)	9.49
Cancelled/forfeited	(1,227)	10.94
Outstanding at March 31, 2026	9,313	$10.55
The following weighted-average assumptions were used to estimate the fair value of the options granted during the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Expected volatility	69%	78%
Risk-free interest rate	3.49%	4.00%
Expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Fair value per common share option	$8.35	$4.95
Performance Stock Units and Restricted Stock Units
During the three months ended March 31, 2026 and 2025, the Company granted PSUs that vest in 4 tranches upon the Company’s common shares achieving four progressively higher target prices, and each tranche is further subject to a one year service period following tranche achievement. The Company estimated the fair value of each PSU with a market and service condition on the date of grant by using a Monte Carlo simulation (lattice model).
Beginning in 2025, RSUs subject only to time-based vesting conditions are no longer being granted. RSUs granted prior to 2025 vest in 3 equal annual installments on the first, second and third anniversary of the grant date. The fair value of RSUs is based on the market price of the Company’s common shares on the date prior to the grant.

The activity related to PSUs and RSUs for the three months ended March 31, 2026 consisted of the following:

	March 31, 2026
	Number of shares (in thousands)	Weighted-average fair value $
Unvested balance, December 31, 2025	4,021	$7.27
Granted	939	12.03
Vested	(1,650)	7.98
Cancelled/forfeited	(1,557)	7.81
Unvested balance, March 31, 2026	1,753	$8.66
Share-based Compensation Expense
The classification of share-based compensation expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2026	2025
Research and development	$111	$93
Selling, general and administrative	(1,203)	(3,513)
Capitalized in inventory, net	226	11
Share-based compensation expense	$(866)	$(3,409)
As of March 31, 2026, total unrecognized share-based compensation expense related to unvested stock options, PSUs, RSUs and ESPP was $15.3 million, which is expected to be recognized over a weighted-average period of 1.4 years.
10.Income Taxes
For the three months ended March 31, 2026 and 2025, the Company recognized an income tax expense of $9.6 million and $1.0 million, respectively. For the three months ended March 31, 2026 and March 31, 2025, the Company’s effective income tax rate was 21.8% and 4.1% respectively. The change in the Company’s effective tax rate is primarily due to the release of the Company’s valuation allowance on deferred tax assets that the Company now expects to realize. Prior to December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets; however, after considering all available evidence, the Company determined that it was more likely than not that it would be able to realize the benefit of its deferred tax assets.
11.Subsequent Events
On March 30, 2026, Aurinia entered into a definitive merger agreement (the “Merger Agreement”) to acquire Kezar Life Sciences, Inc. (NASDAQ: KZR) (“Kezar”), a biotechnology company focusing on small-molecule therapeutics to treat unmet needs in autoimmunity and cancer, for $6.955 in cash per share of Kezar common stock, plus one non-transferable contingent value right (“CVR”), which represents the right to receive: (i) potential payments relating to the ongoing clinical development or disposition of zetomipzomib; (ii) certain proceeds relating to Kezar’s collaboration with Everest Medicines and Kezar’s sale of its Sec61‑based discovery and development program to Enodia Therapeutics; and (iii) 100% of Kezar’s closing net cash in excess of $50 million, net of certain post-closing CVR-related expenses (the “Offer”). The transaction (the “Merger”) is expected to close in the second quarter of 2026, subject to certain conditions.
From April 1, 2026 through May 6, 2026, the Company repurchased 2.3 million of its common shares for $36.3 million under the Share Repurchase Plan.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
You should read the following discussion and analysis of our financial condition and results of operations together with our condensed consolidated financial statements and the related notes and other financial information included elsewhere in this Quarterly Report on Form 10-Q (the “Quarterly Report”) and our audited financial statements and the related notes and other financial information included in our Annual Report on Form 10-K for the year ended December 31, 2025 filed with the U.S. Securities and Exchange Commission on February 26, 2026 (the “Form 10-K”) and with applicable Canadian securities regulatory authorities.
This Quarterly Report contains “forward-looking statements” within the meaning of U.S. federal securities laws and “forward-looking information” within the meaning of Canadian securities laws, and such statements may involve substantial risks and uncertainties. All statements, other than statements of historical facts included in this Quarterly Report, including statements concerning our plans, objectives, goals, strategies, future events, future revenues or performance, future expenses, business trends and other information referred to under this section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” are forward-looking statements. Forward-looking statements generally relate to future events or our future financial or operating performance. In some cases, you can identify forward-looking statements by terms such as “may,” “might,” “will,” “objective,” “intend,” “should,” “could,” “can,” “would,” “expect,” “believe,” “design,” “estimate,” “predict,” “potential,” “plan,” “anticipate,” “target,” “forecast” or the negative of these terms and similar expressions intended to identify forward-looking statements. Forward-looking statements are not historical facts and reflect our current views with respect to future events. Forward-looking statements are also based on assumptions and are subject to risks and uncertainties. Given these uncertainties, you should not place undue reliance on these forward-looking statements.
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
Net Product Sales
For the three months ended March 31, 2026, net product sales of LUPKYNIS were $73.6 million, up 23%, from $60.0 million, in the same period of 2025.
Cash Flows from Operating Activities
For the three months ended March 31, 2026, cash flows from operating activities were $32.6 million, up 2408% from $1.3 million in the same period of 2025.
Cash Position
As of March 31, 2026, Aurinia had cash, cash equivalents, restricted cash and investments of $378.8 million, compared to $398.0 million at December 31, 2025. For the three months ended March 31, 2026, cash outflows from financing activities were $53.7 million, which included the repurchase of 2.5 million of the Company’s common shares for $36.2 million and tax withholding payments related to net settlements of equity awards of $14.6 million.

Results of Operations
Comparison of the Three Months ended March 31, 2026 and 2025
The following table sets forth our results of operations for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Revenue
Net product sales	$73,563	$59,971	$13,592
License, collaboration and royalty revenue	4,142	2,494	1,648
Total revenue	77,705	62,465	15,240
Operating expenses
Cost of revenue	6,505	8,574	(2,069)
Selling, general and administrative	22,029	20,339	1,690
Research and development	7,470	5,743	1,727
Restructuring	—	1,533	(1,533)
Other expense, net	279	4,429	(4,150)
Total operating expenses	36,283	40,618	(4,335)
Income from operations	41,422	21,847	19,575
Interest income	3,515	3,569	(54)
Interest expense	(1,012)	(1,067)	55
Net income before income taxes	43,925	24,349	19,576
Income tax expense	9,570	1,005	8,565
Net income	$34,355	$23,344	$11,011
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the United States (the “U.S.”), and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), for the European and Japanese market. The two specialty pharmacies, specialty distributor and Otsuka are considered our customers for accounting purposes.
For the three months ended March 31, 2026, net product sales of LUPKYNIS were $73.6 million, up 23% from $60.0 million in the same period of 2025. The increase is primarily due to an increase in the number of LUPKYNIS cartons sold to specialty pharmacies, driven by further lupus nephritis market penetration.
License, Collaboration and Royalty Revenue
License, collaboration and royalty revenue consists of revenue from a collaboration and licensing agreement with Otsuka to develop and commercialize oral voclosporin in voclosporin in Japan, the European Union (the “E.U.”), the United Kingdom (the “U.K.”), Switzerland, Russia, Norway, Belarus, Iceland, Liechtenstein and Ukraine (collectively, the “Otsuka Territories”) in exchange for: (i) a $50 million upfront cash payment; (ii) regulatory and commercial milestone payments; and (iii) royalties ranging from 10% to 20% on net sales in the Otsuka Territories.
License, collaboration and royalty revenue also consists of revenue from a commercial supply agreement with Otsuka to provide manufacturing and other services, including sharing the capacity of a dedicated manufacturing facility at Lonza Ltd. (the “Monoplant”), Aurinia’s contract manufacturing partner for voclosporin.
For the three months ended March 31, 2026, license, collaboration, and royalty revenue was $4.1 million, up 64% from $2.5 million in the same period of 2025. The increase is primarily due to manufacturing services provided to Otsuka for sharing the capacity of the Monoplant.

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
For the three months ended March 31, 2026, cost of revenue was $6.5 million, down 24% from $8.6 million in the same period of 2025. The decrease is primarily due to a decrease in sales of LUPKYNIS inventory to Otsuka, which has a low gross margin.
For the three months ended March 31, 2026, gross margin was 92%, compared to 86% in the same period of 2025.
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

The following table summarizes our SG&A expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025	Change
Personnel expense:
Salaries, incentive pay and benefits	$13,426	$12,140	$1,286
Share-based compensation	(1,203)	(3,513)	2,310
Total personnel expense	12,223	8,627	3,596
Non-personnel expense:
Professional fees and services	5,426	7,288	(1,862)
Travel, sponsorship and trade shows	1,579	844	735
Marketing and advertising	327	970	(643)
Other	2,474	2,610	(136)
Total non-personnel expense	9,806	11,712	(1,906)
Total SG&A expense	$22,029	$20,339	$1,690
For the three months ended March 31, 2026, the increase in SG&A personnel expense was primarily due to: (i) one-time expense for severance and health care benefits, related to the departure of certain former Company officers in March 2026; (ii) a decrease in non-cash, share-based compensation expense in connection with the vesting of equity awards; and (iii) a decrease in the amount of non-cash, share-based compensation expense that was reversed due to forfeited, unvested equity awards.
For the three months ended March 31, 2026, the decrease in SG&A non-personnel expense was primarily due to lower professional fees and services resulting from our strategic restructuring efforts in late 2024.
We continue to expect our SG&A expense in 2026 to remain substantially consistent with 2025.

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

The following table summarizes our R&D expense for the three months ended March 31, 2026 and 2025 (in thousands):

	Three months ended March 31,
	2026	2025	Change
Personnel expense:
Salaries, incentive pay and benefits	$3,450	$1,308	$2,142
Share-based compensation	111	93	18
Total personnel expense	3,561	1,401	2,160
Non-personnel expense:
Clinical supply and distribution	2,599	1,865	734
Contract research organizations and developmental expenses	1,190	2,349	(1,159)
Other	120	128	(8)
Total non-personnel expense	3,909	4,342	(433)
Total R&D expense	$7,470	$5,743	$1,727
For the three months ended March 31, 2026, the increase in R&D personnel-expense was primarily due to: (i) one-time expense for severance and health care benefits, related to the departure of a former Company officer in March 2026; and (ii) an increase in employee-related costs to support development activities.
For the three months ended March 31, 2026, the decrease in R&D non-personnel expense was primarily as a result of a decrease in clinical research organization and developmental expenses related to the timing of development activities, partially offset by higher clinical supply and distribution costs to support our development activities.
We expect our R&D expense to increase as we progress our development activities.
Other Expense, Net
For the three months ended March 31, 2026, other expense, net was $0.3 million, compared to $4.4 million in the same period of 2025. The change is primarily due to: (i) changes in the foreign exchange remeasurement of the finance lease liability recognized in connection with the Monoplant, which is denominated in Swiss Francs; and (ii) changes in the fair value assumptions related to our deferred compensation liability.
Income Tax Expense
For the three months ended March 31, 2026, income tax expense was $9.6 million, compared to $1.0 million in the same period of 2025. The increase is primarily due to the release of the Company’s valuation allowance on deferred tax assets that the Company now expects to realize. Prior to December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets; however, after considering all available evidence, the Company determined that it was more likely than not that it would be able to realize the benefit of its deferred tax assets.
Liquidity and Capital Resources
As of March 31, 2026, Aurinia had cash, cash equivalents, restricted cash and investments of $378.8 million, compared to $398.0 million at December 31, 2025. For the three months ended March 31, 2026, cash flows from operating activities were $32.6 million, compared to $1.3 million in the same period of 2025. For the three months ended March 31, 2026, cash outflows from financing activities were $53.7 million, which included the repurchase of 2.5 million of the Company’s common shares for $36.2 million and tax withholding payments related to net settlements of equity awards of $14.6 million.
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
Critical Accounting Estimates
There have been no material changes to our critical accounting policies and significant judgments and estimates as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Off‑Balance Sheet Arrangements
During the periods presented, we did not have, nor do we currently have, any off‑balance sheet arrangements as such term is defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Act.
Contractual Obligations
There have been no material changes outside the ordinary course of business to our contractual obligations and commitments as described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 3. Quantitative and Qualitative Disclosures About Market Risks.
There have been no material changes to our quantitative and qualitative disclosures about market risks as described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of March 31, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
There are no material developments to report in respect of the legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Item 1A. Risk Factors.
Under Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025, we identified important factors that could affect our financial performance and could cause our actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Quarterly Report. There has been no material change in our risk factors subsequent to the filing of our prior reports referenced above. However, the risks described in our reports are not the only risks we face. Additional risks and uncertainties that we currently deem to be immaterial or not currently known to us, as well as other risks reported from time to time in our reports to the SEC, also could cause our actual results to differ materially from our anticipated results or other expectations.
Item 2. Unregistered Purchases or Sales of Equity Securities and Use of Proceeds.
In February 2024, the Board approved a share repurchase program of up to $150 million of the Company’s common shares, excluding commissions and excise tax (“Share Repurchase Plan”). In July 2025, the Company announced that the Board had approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of the Company’s common shares. Purchases under the Share Repurchase Plan, which to date have totaled 23.1 million of its common shares for $211.0 million, began on February 21, 2024. The timing and amount of future repurchase transactions will be determined by the Company based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. Under Alberta law, the repurchased common shares are cancelled and not reissued.
The following table summarizes the common share activity of our repurchased shares under the Share Repurchase Plan for the three months ended March 31, 2026.

Period	Total number of shares purchased	Average price paid per share in $	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program (in thousands)(1)
2/1/2026-2/28/2026	100,234	$13.89	100,234	$160,022
3/1/2026-3/31/2026	2,422,226	$14.33	2,422,226	$125,300
Total	2,522,460		2,522,460
(1)Does not include broker commissions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.

Item 5. Other Information.
Effective March 23, 2026, the Company appointed Kevin Tang as Chief Executive Officer, Ryan Cole as Chief Operating Officer, and Michael Hearne as Chief Financial Officer. Effective March 20, 2026, Peter Greenleaf, President, Chief Executive Officer and Director, Matthew Donley, Chief Operating Officer, Gregory Keenan, M.D., Chief Medical Officer, and Joseph Miller, Chief Financial Officer ceased to serve as officers of Aurinia, and Mr. Greenleaf resigned from the Board of Directors of Aurinia effective March 21, 2026. In connection with their terminations of employment, each former officer entered into a separation agreement with the Company. Per the terms of the agreements, each former officer was provided with a severance package substantially as set out in his employment agreement. Mr. Greenleaf, Mr. Donley, Dr. Keenan and Mr. Miller are continuing to serve as consultants through June 20, 2026 in order to facilitate the management transition.
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

3.3+	Separation Agreement dated as of March 20, 2026 between the Company and Peter Greenleaf
3.4+	Separation Agreement dated as of March 20, 2026 between the Company and Joseph Miller
3.5+	Separation Agreement dated as of March 20, 2026 between the Company and Matthew Donley
3.6+	Separation Agreement dated as of March 20, 2026 between the Company and Gregory Keenan, M.D.
3.7	Amended and Restated Equity Incentive Plan dated as of April 7, 2026
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

+
Certain annexes, exhibits and schedules have been omitted pursuant to Item 601(a)(5) or Item 601(b)(2) of Regulation S-K. Aurinia agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon request; provided, however, that Aurinia may request confidential treatment pursuant to Rule 24b-2 of the Exchange Act for any schedule so furnished.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AURINIA PHARMACEUTICALS INC.

May 6, 2026	By:	/s/ Kevin Tang
Kevin Tang
Chief Executive Officer, Director (Principal Executive Officer)

May 6, 2026	By:	/s/ Michael Hearne
Michael Hearne
Chief Financial Officer (Principal Financial and Accounting Officer)