Form 10-Q
period 2026-06-30
Aurinia Pharmaceuticals Inc.
filed 2026-08-06
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Indicate the number of shares outstanding of each of the registrant's classes of common shares, as of the latest predictable date. As of August 5, 2026, the registrant had 133,051,168 of common shares outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$179,832	$80,213
Short-term investments	263,291	317,784
Accounts receivable, net	41,138	41,454
Inventory	45,151	45,690
Prepaid expenses and deposits	10,531	5,746
Other current assets	1,381	1,080
Total current assets	541,324	491,967
Deferred tax assets, net	178,935	176,194
Finance right-of-use lease assets	65,152	73,865
Intangible assets, net	3,378	3,761
Operating right-of-use lease assets	1,518	3,596
Property and equipment, net	1,862	2,111
Other noncurrent assets	93	93
Total assets	$792,262	$751,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,735	$3,313
Accrued expenses	64,112	66,621
Finance lease liabilities, current portion	16,479	16,523
Deferred revenue	10,593	3,720
Operating lease liabilities, current portion	1,705	1,067
Other current liabilities	5,269	2,480
Total current liabilities	99,893	93,724
Finance lease liabilities, less current portion	43,943	52,322
Deferred tax benefits	23,128	—
Deferred revenue, less current portion	7,480	12,648
Operating lease liabilities, less current portion	2,009	4,900
Other noncurrent liabilities	945	6,662
Total liabilities	177,398	170,256
Commitments and contingencies (Note 5)
Shareholders' equity
Common shares — no par value, Unlimited shares authorized, 132,907 and 132,323 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	1,117,248	1,120,035
Additional paid-in capital	76,192	111,263
Accumulated other comprehensive loss	(977)	(599)
Accumulated deficit	(577,599)	(649,368)
Total shareholders' equity	614,864	581,331
Total liabilities and shareholders' equity	$792,262	$751,587
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Revenue
Net product sales	$79,412	$66,574	$152,975	$126,545
License, collaboration and royalty revenue	3,808	3,434	7,950	5,928
Total revenue	83,220	70,008	160,925	132,473
Operating expenses
Cost of revenue	6,555	7,115	13,060	15,689
Selling, general and administrative	23,508	26,018	45,537	46,357
Research and development	13,050	7,432	20,520	13,175
Restructuring	—	114	—	1,647
Other (income) expense, net	(6,234)	9,246	(5,955)	13,675
Total operating expenses	36,879	49,925	73,162	90,543
Income from operations	46,341	20,083	87,763	41,930
Interest income	3,393	3,190	6,908	6,759
Interest expense	(948)	(1,117)	(1,960)	(2,184)
Net income before income taxes	48,786	22,156	92,711	46,505
Income tax expense	11,372	643	20,942	1,648
Net income	$37,414	$21,513	$71,769	$44,857
Other comprehensive income:
Unrealized loss on available-for-sale securities	(97)	(80)	(378)	(258)
Comprehensive income	$37,317	$21,433	$71,391	$44,599

Earnings per share
Basic	$0.29	$0.16	$0.55	$0.33
Diluted	$0.28	$0.16	$0.53	$0.32

Shares used in computing earnings per share
Basic	130,081	134,873	131,221	136,878
Diluted	133,530	137,526	135,518	140,193
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2025	132,323	$1,120,035	$111,263	$(599)	$(649,368)	$581,331
Purchases of common shares under Share Repurchase Plan	(2,522)	(36,819)	—	—	—	(36,819)
Issuance of common shares for equity awards	1,713	14,138	(13,528)	—	—	610
Tax withholding related to net settlement of equity awards	(743)	(10,704)	—	—	—	(10,704)
Share-based compensation	—	—	(866)	—	—	(866)
Unrealized loss on available-for-sale securities, net	—	—	—	(281)	—	(281)
Net income	—	—	—	—	34,355	34,355
Balance at March 31, 2026	130,771	$1,086,650	$96,869	$(880)	$(615,013)	$567,626
Purchases of common shares under Share Repurchase Plan	(2,452)	(38,112)	—	—	—	(38,112)
Issuance of common shares for equity awards	4,536	68,163	(23,318)	—	—	44,845
Issuance of common shares under ESPP	53	561	(198)	—	—	363
Tax withholding related to net settlement of equity awards	(1)	(14)	—	—	—	(14)
Share-based compensation	—	—	2,839	—	—	2,839
Unrealized loss on available-for-sale securities, net	—	—	—	(97)	—	(97)
Net income	—	—	—		37,414	37,414
Balance at June 30, 2026	132,907	$1,117,248	$76,192	$(977)	$(577,599)	$614,864

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2024	140,883	$1,187,696	$126,999	$(647)	$(936,570)	$377,478
Purchases of common shares under Share Repurchase Plan	(5,807)	(47,400)	—	—	—	(47,400)
Issuance of common shares for equity awards	2,671	22,966	(22,611)	—	—	355
Share-based compensation	—	—	(3,409)	—	—	(3,409)
Unrealized loss on available-for-sale securities	—	—	—	(178)	—	(178)
Net income	—	—	—	—	23,344	23,344
Balance at March 31, 2025	137,747	$1,163,262	$100,979	$(825)	$(913,226)	$350,190
Purchases of common shares under Share Repurchase Plan	(5,352)	(43,362)	—	—	—	(43,362)
Issuance of common shares for equity awards	190	2,062	(863)	—	—	1,199
Issuance of common shares under ESPP	83	620	(219)	—	—	401
Share-based compensation	—	—	5,440	—	—	5,440
Unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net income	—	—	—	—	21,513	21,513
Balance at June 30, 2025	132,668	$1,122,582	$105,337	$(905)	$(891,713)	$335,301

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$71,769	$44,857
Adjustments to reconcile net income to cash flows from operating activities:
Deferred income tax	20,387	—
Share-based compensation	1,973	2,031
Amortization and depreciation	9,650	9,720
Foreign exchange (gain) loss on revaluation of Monoplant finance lease liability	(977)	9,265
Net amortization of premiums and discounts on investments	(4,200)	(5,219)
Other, net	(2,082)	4,132
Net changes in operating assets and liabilities:
Accounts receivable, net	316	(3,547)
Inventory	539	(7,275)
Prepaid expenses and other current assets	(5,031)	5,106
Other noncurrent operating assets	—	730
Accounts payable	(3,451)	(1,875)
Accrued expenses and other liabilities	(5,031)	(17,136)
Deferred revenue	1,705	5,147
Operating lease liabilities	(441)	(395)
Cash flows from operating activities	85,126	45,541
Cash flows from investing activities:
Proceeds from the sale and maturities of investments	209,000	255,285
Purchases of investments	(150,805)	(237,411)
Net cash and cash equivalents acquired in acquisition of Kezar	5,212	—
Purchases of property, equipment and intangible assets	(39)	(115)
Cash flows from investing activities	63,368	17,759
Cash flows from financing activities:
Purchase of common shares under Share Repurchase Plan	(74,880)	(89,485)
Payments of principal portion of Monoplant finance lease liability	(7,058)	(6,201)
Proceeds from issuance of common shares for equity awards	59,154	10,590
Proceeds from issuance of common shares under ESPP	363	401
Tax withholding payments related to net settlements of equity awards	(26,454)	(9,036)
Cash flows from financing activities	(48,875)	(93,731)
Net increase (decrease) in cash, cash equivalents and restricted cash	99,619	(30,431)
Cash, cash equivalents and restricted cash, beginning of the period	80,213	83,433
Cash, cash equivalents and restricted cash, end of the period	$179,832	$53,002

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$179,732	$52,914
Restricted cash	100	88
Total cash, cash equivalents and restricted cash	$179,832	$53,002

Supplemental cash flow information:
Cash paid for taxes	$2,355	$1,066

Non-cash investing and financing activities:
Accrual of contingent value rights liability in acquisition of Kezar	$3,700	$—
Accrual of tax withholding payments related to exercise of stock options	$1,734	$—
See accompanying notes.

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
2.Basis of Presentation and Summary of Significant Accounting Policies
Basis of Presentation, Principles of Consolidation and Use of Estimates
The Company’s unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the U.S. (“U.S. GAAP”) for interim financial information and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, certain information and disclosures required by U.S. GAAP for annual financial statements have been omitted. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
The accompanying condensed consolidated financial statements include the accounts of Aurinia Pharmaceuticals Inc. and its wholly owned subsidiaries, including Kezar Life Sciences, Inc.’s financial results subsequent to the acquisition closing date of May 11, 2026. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and six months ended June 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future periods.
Summary of Significant Accounting Policies and Recent Accounting Pronouncements
The Company’s significant accounting policies and recent accounting pronouncements have not materially changed from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025 except as noted below.
Acquisitions
The Company evaluates business acquisitions to determine whether a transaction should be accounted for as a business combination or an asset acquisition under ASC Topic 805, Business Combinations (“ASC 805”). The Company considers whether substantially all of the fair value of the gross assets acquired is concentrated in a single asset or group of similar assets. If not, the Company evaluates whether the acquired assets include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create outputs.
Asset acquisitions are accounted for using the cost accumulation method, under which the purchase price, including certain transaction costs, is allocated to the assets acquired on a relative fair value basis. Acquired in-process research and development pursuant to an asset acquisition that has no alternative future use is expensed immediately as a component of in-process research and development expense in the condensed consolidated statements of operations.
Contingent payments are evaluated to determine whether they are instruments within the scope of ASC Topic 815, Derivatives and Hedging (“ASC 815”). If so, contingent payments are recorded at fair value on the acquisition date and remeasured to fair value at each reporting date. These changes in fair value are recognized in the condensed consolidated statements of operations. If not, contingent payments are recognized when the amounts are probable and estimable under ASC Topic 450, Contingencies (“ASC 450”).
ASC 740-10-25-49, Acquired Temporary Differences in Certain Purchase Transactions That Are Not Accounted for as Business Combinations (“ASC 740”), provides guidance that addresses the accounting when an asset is acquired outside of a business combination and the tax basis of the asset differs from the amount paid. Any deferred tax assets acquired in an asset acquisition that are realizable are included in the net assets acquired.

Under ASC 740, any purchase of future tax benefits from a third party shall be recorded as a deferred credit and shall not result in immediate income statement recognition. The deferred credit shall not be classified as part of deferred tax liabilities or as an offset to deferred tax assets. Therefore, on the acquisition date, the Company recorded $23.1 million of deferred tax assets in noncurrent assets and $23.1 million of deferred tax benefits in noncurrent liabilities on the condensed consolidated balance sheet. The deferred tax benefits will be recognized when the Company has future U.S. taxable income and will reduce income tax expense.
Cash paid related to acquisitions is recorded in cash flows from investing activities net of cash acquired.
Accounting Pronouncements Recently Adopted
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 expands the scope exception in ASC Topic 815 for certain contracts not traded on an exchange whose settlement is based on the operations or activities of one of the parties to the contract. ASU 2025-07 also clarifies ASC Topic 606 for share-based payments received from a customer in a revenue contract. The Company elected to early adopt ASU 2025-07 on a prospective basis during the three months ended June 30, 2026. The new scope exception in ASC Topic 815 was applied to the evaluation of contingent payments related to the acquisition of Kezar. See Note 8 for the effect on the condensed consolidated financial statements. The new accounting standard related to share-based payments received from a customer in a revenue contract had no impact on our condensed consolidated financial statements.
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
For the three months ended June 30, 2026, there were 3.5 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 2.6 million stock options; (ii) 0.6 million PSUs; and (iii) 0.3 million RSUs. For the six months ended June 30, 2026, there were 4.3 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 2.6 million stock options; (ii) 0.9 million RSUs; and (iii) 0.8 million PSUs. For each of the three and six months ended June 30, 2026, there were 2.7 million of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
For the three months ended June 30, 2025, there were 2.6 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 0.5 million stock options; (ii) 0.5 million PSUs; and (iii) 1.6 million RSUs. For the six months ended June 30, 2025, there were 3.3 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 0.5 million stock options; (ii) 2.2 million RSUs; and (iii) 0.6 million PSUs. For each of the three and six months ended June 30, 2025, there were 7.5 million of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

4.    Balance Sheet Details
Fair Value Measurement
The following table summarizes the financial assets measured at fair value on a recurring basis (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$179,832	$—	$—	$179,832
U.S. treasury bills	—	190,081	—	190,081
U.S. treasury bonds	—	69,345	—	69,345
Commercial paper	—	3,865	—	3,865
Total	$179,832	$263,291	$—	$443,123

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	—	255,034	—	255,034
U.S. treasury bonds	—	61,654	—	61,654
Commercial paper	—	1,096	—	1,096
Total	$80,213	$317,784	$—	$397,997
The fair value of the Company’s investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications.
The carrying amount and related unrealized gains (losses) by type of investment consisted of the following (in thousands):

	June 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$179,832	$—	$—	$179,832
U.S. treasury bills	190,316	—	(235)	190,081
U.S. treasury bonds	69,402	—	(57)	69,345
Commercial paper	3,865	—	—	3,865
Total cash, cash equivalents, restricted cash and short-term investments	$443,415	$—	$(292)	$443,123

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	254,875	159	—	255,034
U.S. treasury bonds	61,608	46	—	61,654
Commercial paper	1,096	—	—	1,096
Total cash, cash equivalents, restricted cash and short-term investments	$397,792	$205	$—	$397,997
As of June 30, 2026 and December 31, 2025, accrued interest receivable from investments was $1.0 million and $0.7 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. As of June 30, 2026, short-term investments mature at various dates through May 2027. As of June 30, 2026 and December 31, 2025, no allowance for credit losses was recorded.

Inventory
Inventory consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$658	$658
Work in process	41,710	44,653
Finished goods	2,783	379
Total inventory	$45,151	$45,690
Prepaid Expenses and Deposits
Prepaid expenses and deposits consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid manufacturing and other deposits	$5,590	$1,742
Other prepaid expenses	4,941	4,004
Total prepaid expenses and deposits	$10,531	$5,746
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	June 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(12,732)	$2,394
Patents	2,419	(1,435)	984
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,418	$(17,040)	$3,378

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(12,334)	$2,792
Patents	2,380	(1,411)	969
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,379	$(16,618)	$3,761
For each of the three months ended June 30, 2026 and 2025, the Company recorded amortization expense of $0.2 million. For each of the six months ended June 30, 2026 and 2025, the Company recorded amortization expense of $0.4 million.
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Leasehold improvements	$3,243	$3,243
Furniture	1,155	1,155
Office equipment	631	631
Computer equipment	235	235
Total gross property and equipment	5,264	5,264
Less accumulated depreciation	(3,402)	(3,153)
Property and equipment, net	$1,862	$2,111

Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued sales rebates and fees	$40,330	$30,832
Accrued payroll and related expenses	11,842	18,869
Accrued research and development expenses	5,634	6,127
Accrued sales and marketing expenses	1,304	1,648
Accrued corporate and excise taxes	860	2,010
Accrued other expenses	4,142	7,135
Total accrued expenses	$64,112	$66,621
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
The Monoplant arrangement was determined to be an embedded lease and is accounted for as a finance lease under ASC 842. The lease term is based on the non-cancellable period for which a lessee has the right to use an underlying asset (the “Monoplant Lease”). The Company determined that the Monoplant Lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred on June 26, 2023. At lease inception, the Company recorded a finance right-of-use (“ROU”) lease asset and a corresponding lease liability. As of June 30, 2026, the Monoplant Lease finance ROU lease asset and corresponding lease liability balance were $65.2 million and $60.4 million, respectively.
Operating Lease
Rockville, Maryland
In March 2020, the Company entered into a lease agreement for 30,531 square feet of office space in Rockville, Maryland (the “Rockville Lease”). The Rockville Lease commenced on March 12, 2020 and expires on August 31, 2031. Pursuant to the Rockville Lease, the Company has an option to either terminate the lease early on August 31, 2028, subject to an early termination fee of $1.4 million, or extend the lease for two 5-year periods at the end of the initial 11-year term. The Company has determined that it is reasonably certain that it will exercise the early termination option, which will result in a reduction of approximately $2.3 million of future lease payments net of the early termination fee. Nevertheless, the Company is exploring sublease options for potential savings in excess of the early termination option. The Rockville Lease requires the Company to pay certain taxes, insurance and operating costs relating to the leased premises (“Lease Operating Costs”); however, such costs are not material to the Company’s financial position.

Future minimum lease payments, excluding Lease Operating Costs, as of June 30, 2026 consisted of the following (in thousands):

	Finance Lease Payments	Operating Lease Payments
Remainder of 2026	$8,955	$588
2027	17,911	2,587
2028	17,911	824
2029	17,911	10
2030	4,478	—
Total lease payments	67,166	4,009
Less: imputed interest	(6,744)	(295)
Total	$60,422	$3,714
For each of the three months ended June 30, 2026 and 2025, finance lease expense related to the amortization of finance ROU lease assets was $4.4 million. For the six months ended June 30, 2026 and 2025, finance lease expense related to the amortization of finance ROU lease assets was $8.7 million and $8.8 million, respectively. For the three months ended June 30, 2026 and 2025, interest expense on finance lease liabilities was $0.9 million and $1.1 million, respectively. For the six months ended June 30, 2026 and 2025, interest expense on finance lease liabilities was $2.0 million and $2.2 million, respectively.
For the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from financing activities was $7.1 million and $6.2 million, respectively. For each of the six months ended June 30, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from operating activities was $2.3 million.
Manufacturing Commitments
The Company’s manufacturing commitments have not changed in any material manner from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Contingencies
From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. The Company is not a party to any material legal proceedings, nor is it aware of any material pending or threatened litigation other than as described in Item 1 of Part II Legal Proceedings.
6.Other Noncurrent Liabilities
In March 2012, the Company entered into arrangements with certain former executive officers, whereby the Company is required to make payments to such former officers based on net revenues of voclosporin for a certain period of time. As of June 30, 2026 and December 31, 2025, the Company recorded other noncurrent liabilities of $0.9 million and $6.7 million, respectively. During the three months ended June 30, 2026, the Company made a one-time payment to fully settle all future obligations under one former officer’s arrangement.
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
In August 2022, the Company entered into a commercial supply agreement with Otsuka to: (i) supply LUPKYNIS inventory to Otsuka at cost plus a margin; and (ii) provide manufacturing and other services, including sharing the capacity of the Monoplant. For the three months ended June 30, 2026 and 2025, the Company recognized $3.8 million and $3.4 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant. For the six months ended June 30, 2026 and 2025, the Company recognized $8.0 million and $5.9 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant.

8.Acquisition
On May 11, 2026, Aurinia completed its acquisition of Kezar Life Sciences, Inc. (“Kezar”) for $6.955 in cash per share of Kezar common stock, plus one non-transferable contingent value right (“CVR”), which represents the right to receive: (i) potential payments relating to the ongoing clinical development or disposition of zetomipzomib; (ii) certain proceeds relating to Kezar’s collaboration with Everest Medicines and Kezar’s sale of its Sec61‑based discovery and development program to Enodia Therapeutics; and (iii) 100% of Kezar’s closing net cash in excess of $50 million, net of certain post-closing CVR-related expenses (“Net Cash Excess”).
The Company concluded that the CVRs are contingent liabilities under the scope of ASC Topic 450 and will be recognized when the amounts are probable and estimable. As of June 30, 2026, the Company recorded a CVR liability of $3.7 million related to the Net Cash Excess within other current liabilities in the condensed consolidated balance sheet.
As of May 11, 2026, the total purchase consideration for Kezar was as follows (in thousands):

Cash consideration paid at closing	$51,599
CVR consideration payable	3,700
Transaction costs	189
Total purchase consideration	$55,488

The acquisition of Kezar was accounted for as an asset acquisition because the assets acquired did not meet the definition of a business under ASC Topic 805. As such, the Company recognized the assets acquired and liabilities assumed based on the purchase consideration allocated on a relative fair value basis. The value of the acquired IP assets was expensed immediately as a component of in-process research and development expense in the condensed consolidated statements of operations. The deferred tax assets and deferred tax benefits will be offset against future U.S. taxable income.
The following table shows the allocation of the purchase consideration based on the relative fair values of assets acquired and liabilities assumed by the Company on May 11, 2026 (in thousands):

Cash and cash equivalents	$56,811
Deferred tax assets	23,128
Interest receivable	55
Deferred tax benefits	(23,128)
Accounts payable and accrued expenses	(1,827)
Net assets acquired	55,039
Reconciliation of net assets acquired to total purchase consideration
Acquired in-process research and development	449
Total purchase consideration	$55,488
9.Shareholders’ Equity
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

For the three months ended June 30, 2026 and 2025, the Company repurchased 2.5 million and 5.4 million of its common shares for $38.1 million and $43.4 million, respectively, including commissions and excise tax. For the six months ended June 30, 2026 and 2025, the Company repurchased 5.0 million and 11.2 million of its common shares for $74.9 million and $90.8 million, respectively, including commissions and excise tax. The cost of repurchased shares is recorded as a reduction in common shares. Under Alberta law, the common shares were cancelled and not reissued.
Purchases under the Share Repurchase Plan, which to date have totaled 23.3 million of the Company’s common shares for $213.4 million, excluding commissions and excise tax, began on February 21, 2024.
10.Equity Incentive Plans
Stock Options
The activity related to stock options during the six months ended June 30, 2026 consisted of the following:

	June 30, 2026
	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2025	8,992	$9.95
Granted	3,099	14.62
Exercised/released	(4,591)	9.90
Cancelled/forfeited	(1,656)	11.01
Outstanding at June 30, 2026	5,844	$12.16
The following weighted-average assumptions were used to estimate the fair value of the options granted during the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Expected volatility	69%	78%
Risk-free interest rate	3.84%	4.00%
Expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Fair value per common share option	$8.75	$4.98
Performance Stock Units and Restricted Stock Units
During the six months ended June 30, 2026 and 2025, the Company granted PSUs that vest in 4 tranches upon the Company’s common shares achieving four progressively higher target prices, and each tranche is further subject to a one year service period following target price achievement. During the six months ended June 30, 2026, the Company also granted PSUs that vest in 2 tranches at the 3- and 5-year anniversary date of the grant upon the Company’s common shares achieving specified target prices that represent significant increases from the share price on the date of grant before the respective vesting date. The Company estimated the fair value of each PSU with a market and service condition on the date of grant by using a Monte Carlo simulation (lattice model).
Beginning in 2026, RSUs are no longer being granted. RSUs granted prior to 2026 vest in 3 equal annual installments on the first, second and third anniversary of the grant date. The fair value of RSUs is based on the market price of the Company’s common shares on the date prior to the grant.

The activity related to PSUs and RSUs for the six months ended June 30, 2026 consisted of the following:

	June 30, 2026
	Number of shares (in thousands)	Weighted-average fair value $
Unvested balance, December 31, 2025	4,021	$7.27
Granted	4,417	9.10
Vested	(1,659)	7.97
Cancelled/forfeited	(2,081)	7.96
Unvested balance, June 30, 2026	4,698	$8.44
Share-based Compensation Expense
The classification of share-based compensation expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Research and development	$1,310	$335	$1,421	$428
Selling, general and administrative	1,234	4,877	31	1,364
Capitalized in inventory, net	295	228	521	239
Share-based compensation expense	$2,839	$5,440	$1,973	$2,031
As of June 30, 2026, total unrecognized share-based compensation expense related to unvested stock options, PSUs, RSUs and ESPP was $35.0 million, which is expected to be recognized over a weighted-average period of 2.1 years.
11.Income Taxes
For the three and six months ended June 30, 2026, the Company recognized an income tax expense of $11.4 million and $20.9 million, respectively, compared to $0.6 million and $1.6 million, respectively, for the same periods of 2025. For the three and six months ended June 30, 2026, the Company’s effective income tax rate was 23.3% and 22.6%, respectively, compared to 2.9% and 3.5% respectively, for the same periods of 2025. The increase in the Company’s income tax expense and effective tax rate in 2026 is primarily the result of the Company’s ability to utilize unrecognized deferred tax assets in 2025. Prior to December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets. However, during the three months ended December 31, 2025, the Company released its remaining valuation allowance and recognized the full remaining benefit of the Company’s deferred tax assets. Thus, for the three and six months ended June 30, 2026, there are no available unrecognized deferred tax assets to offset income tax expense. For the three and six months ended June 30, 2026, the Company’s effective tax rate is comparable to the statutory rate. The deferred tax benefits resulting from the acquisition of Kezar will be recognized when the Company has future U.S. taxable income and will reduce income tax expense (see Note 8).

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
Recent Development Progress
LUPKYNIS
Aurinia has recently initiated PRESERVE, a Phase 4, multicenter study investigating the combination of LUPKYNIS and belimumab, obinutuzumab or anifrolumab in patients with lupus nephritis. Belimumab is a B cell-activating factor (BAFF) inhibitor indicated for the treatment of both systemic lupus erythematosus (SLE) and lupus nephritis. Obinutuzumab is a CD20-directed cytolytic antibody indicated for the treatment of lupus nephritis. Anifrolumab is a type 1 interferon receptor antagonist indicated for the treatment of SLE. PRESERVE will investigate whether the multi-target approach of combining LUPKYNIS with these biologic agents improves outcomes in patients with lupus nephritis. Planned enrollment is approximately 150 patients across approximately 50 sites in the US. The Study’s primary endpoint is the proportion of patients achieving complete renal response (CRR) at 6 months.
Aritinercept
Aritinercept is a dual inhibitor of B cell-activating factor (BAFF) and a proliferation-inducing ligand (APRIL) for the potential treatment of autoimmune diseases. Aurinia has now initiated clinical development of aritinercept in four potential indications.

Net Product Sales
For the three and six months ended June 30, 2026, net product sales of LUPKYNIS were $79.4 million and $153.0 million, up 19% and 21%, respectively, from $66.6 million and $126.5 million, respectively, in the same periods of 2025.
Cash Flows from Operating Activities
For the six months ended June 30, 2026, cash flows from operating activities were $85.1 million, up 87% from $45.5 million in the same period of 2025.
Cash Position
As of June 30, 2026, Aurinia had cash, cash equivalents, restricted cash and investments of $443.1 million, compared to $398.0 million at December 31, 2025. For the six months ended June 30, 2026, cash outflows from financing activities were $48.9 million, which included the repurchase of 5.0 million of the Company’s common shares for $74.9 million partially offset by proceeds from issuance of common shares for equity awards, net of tax withholding payments, of $32.7 million.
Results of Operations
Comparison of the Three and Six Months ended June 30, 2026 and 2025
The following table sets forth our results of operations for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Revenue
Net product sales	$79,412	$66,574	$12,838	$152,975	$126,545	$26,430
License, collaboration and royalty revenue	3,808	3,434	374	7,950	5,928	2,022
Total revenue	83,220	70,008	13,212	160,925	132,473	28,452
Operating expenses
Cost of revenue	6,555	7,115	(560)	13,060	15,689	(2,629)
Selling, general and administrative	23,508	26,018	(2,510)	45,537	46,357	(820)
Research and development	13,050	7,432	5,618	20,520	13,175	7,345
Restructuring	—	114	(114)	—	1,647	(1,647)
Other (income) expense, net	(6,234)	9,246	(15,480)	(5,955)	13,675	(19,630)
Total operating expenses	36,879	49,925	(13,046)	73,162	90,543	(17,381)
Income from operations	46,341	20,083	26,258	87,763	41,930	45,833
Interest income	3,393	3,190	203	6,908	6,759	149
Interest expense	(948)	(1,117)	169	(1,960)	(2,184)	224
Net income before income taxes	48,786	22,156	26,630	92,711	46,505	46,206
Income tax expense	11,372	643	10,729	20,942	1,648	19,294
Net income	$37,414	$21,513	$15,901	$71,769	$44,857	$26,912
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the United States (the “U.S.”), and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), for the European and Japanese market. The two specialty pharmacies, specialty distributor and Otsuka are considered our customers for accounting purposes.
For the three and six months ended June 30, 2026, net product sales of LUPKYNIS were $79.4 million and $153.0 million, up 19% and 21%, respectively, from $66.6 million and $126.5 million, respectively, for the same periods in 2025. The increase is primarily due to an increase in the number of LUPKYNIS cartons sold to specialty pharmacies, driven by further lupus nephritis market penetration.

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
For the three and six months ended June 30, 2026, license, collaboration, and royalty revenue was $3.8 million and $8.0 million, up 12% and 36%, respectively from $3.4 million and $5.9 million for the same periods in 2025. The increase is primarily due to manufacturing services provided to Otsuka for sharing the capacity of the Monoplant.
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
For the three and six months ended June 30, 2026, cost of revenue was $6.6 million and $13.1 million, respectively, down 7% and 17%, respectively from $7.1 million and $15.7 million, respectively, for the same periods in 2025. The decrease is primarily due to a decrease in sales of LUPKYNIS inventory to Otsuka, which has a low gross margin.
For each of the three and six months ended June 30, 2026, gross margin was 92%, compared to 90% and 88%, respectively, for the same periods in 2025.
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

The following table summarizes our SG&A expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Personnel expense:
Salaries, incentive pay and benefits	$10,468	$10,004	$464	$23,894	$22,144	$1,750
Share-based compensation	1,234	4,877	(3,643)	31	1,364	(1,333)
Total personnel expense	11,702	14,881	(3,179)	23,925	23,508	417
Non-personnel expense:
Professional fees and services	7,268	5,854	1,414	12,694	13,142	(448)
Travel, sponsorship and trade shows	1,382	1,873	(491)	2,961	2,717	244
Marketing and advertising	535	848	(313)	862	1,818	(956)
Other	2,621	2,562	59	5,095	5,172	(77)
Total non-personnel expense	11,806	11,137	669	21,612	22,849	(1,237)
Total SG&A expense	$23,508	$26,018	$(2,510)	$45,537	$46,357	$(820)
For the three months ended June 30, 2026, the decrease in SG&A personnel expense was primarily due to: (i) a decrease in the amount of non-cash share-based compensation expense related to the departures of certain former Company officers in March 2026; and (ii) an increase in the amount of non-cash share-based compensation expense that was reversed due to forfeited, unvested equity awards during the three months ended June 30, 2026.
For the six months ended June 30, 2026, the increase in SG&A personnel expense was primarily due to a one-time expense for severance and health care benefits, related to employee departures, including certain former Company officers in March 2026 offset by: (i) a decrease to employee-related costs; and (ii) an increase in the amount of non-cash share-based compensation expense that was reversed due to forfeited, unvested equity awards during the six months ended June 30, 2026.
For the three months ended June 30, 2026, the increase in SG&A non-personnel expense was primarily due to an increase in professional fees and services, partially offset by a decrease to travel-related expenses.
For the six months ended June 30, 2026, the decrease in SG&A non-personnel expense was primarily due to lower marketing and advertising costs and professional fees and services.
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

The following table summarizes our R&D expense for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,			Six Months Ended June 30,
	2026	2025	Change	2026	2025	Change
Personnel expense:
Salaries, incentive pay and benefits	$4,412	$1,376	$3,036	$7,862	$2,684	$5,178
Share-based compensation	1,310	335	975	1,421	428	993
Total personnel expense	5,722	1,711	4,011	9,283	3,112	6,171
Non-personnel expense:
Clinical supply and distribution	4,455	3,145	1,310	7,054	5,010	2,044
Contract research organizations and developmental expenses	2,072	2,522	(450)	3,262	4,871	(1,609)
Other	801	54	747	921	182	739
Total non-personnel expense	7,328	5,721	1,607	11,237	10,063	1,174
Total R&D expense	$13,050	$7,432	$5,618	$20,520	$13,175	$7,345
For the three and six months ended June 30, 2026, the increase in R&D personnel-expense was primarily due to an increase in employee-related costs to support development activities.
For the three and six months ended June 30, 2026, the increase in R&D non-personnel expense was primarily as a result of an increase in clinical supply and distribution, partially offset by lower contract research organization and developmental expenses due to timing and support of our development activities.
We expect our R&D expense to increase as we progress our development activities.
Other (Income) Expense, Net
For the three and six months ended June 30, 2026, other (income) expense, net was $(6.2) million and $(6.0) million, respectively, compared to $9.2 million and $13.7 million, respectively, for the same periods in 2025. The change is primarily due to: (i) favorable changes in the foreign exchange remeasurement of the finance lease liability recognized in connection with the Monoplant, which is denominated in Swiss Francs; (ii) reduction in other liabilities from the one-time payment to fully settle all future obligations under one arrangement; and (iii) reduction of an accrual related to shareholder matters.
Income Tax Expense
For the three and six months ended June 30, 2026, income tax expense was $11.4 million and $20.9 million, respectively, compared to $0.6 million and $1.6 million, respectively, for the same periods in 2025. The increase in the Company’s income tax expense in 2026 over the same periods in 2025 is primarily the result of the Company’s ability to utilize unrecognized deferred tax assets in 2025 to reduce the income tax expense. These unrecognized deferred tax assets were recognized in the three months ended December 31, 2025 and were not available to offset income tax expense for the three and six months ended June 30, 2026.
Liquidity and Capital Resources
As of June 30, 2026, Aurinia had cash, cash equivalents, restricted cash and investments of $443.1 million, compared to $398.0 million at December 31, 2025. For the six months ended June 30, 2026, cash flows from operating activities were $85.1 million, up 87% from $45.5 million in the same period of 2025. For the six months ended June 30, 2026, cash outflows from financing activities were $48.9 million, which included the repurchase of 5.0 million of the Company’s common shares for $74.9 million partially offset by proceeds from issuance of common shares for equity awards, net of tax withholding payments, of $32.7 million.
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
Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of June 30, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
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
Item 2. Unregistered Purchases or Sales of Equity Securities and Use of Proceeds.
In February 2024, the Board approved a share repurchase program of up to $150 million of the Company’s common shares (“Share Repurchase Plan”). In July 2025, the Company announced that the Board had approved an increase to the previously announced Share Repurchase Plan of an additional $150 million of the Company’s common shares. Purchases under the Share Repurchase Plan, which to date have totaled 23.3 million of its common shares for $213.4 million, began on February 21, 2024. The timing and amount of future repurchase transactions will be determined by the Company based on its evaluation of market conditions, share price, legal requirements, including applicable blackout period restrictions, and other factors. Under Alberta law, the repurchased common shares are cancelled and not reissued.
The following table summarizes the common share activity of our repurchased shares under the Share Repurchase Plan for the three months ended June 30, 2026.

Period	Total number of shares purchased	Average price paid per share in $	Total number of shares purchased as part of publicly announced program	Approximate dollar value of shares that may yet be purchased under program (in thousands)(1)
4/1/2026-4/30/2026	1,977,966	$15.84	1,977,966	$93,978
5/1/2026-5/31/2026	473,651	$15.50	473,651	$86,634
6/1/2026-6/30/2026	—	—	—	$86,634
Total	2,451,617		2,451,617
(1)Does not include broker commissions.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
None.
Item 5. Other Information.
None.

Item 6. Exhibits.
The following exhibits are filed as part of this report:

Exhibit Number	Description

3.1	Articles of Amalgamation, as amended, as currently in effect (filed as Exhibit 3.1 to the Company's Annual Report on Form 10-K with the SEC on February 24, 2021 and incorporated herein by reference)
3.2	Amended and Restated By-Law No. 2 amended as of May 15, 2025 (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on May 15, 2025 and incorporated herein by reference)
31.1*	Certification of Principal Executive Officer pursuant to Rules 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

AURINIA PHARMACEUTICALS INC.

August 5, 2026	By:	/s/ Kevin Tang
Kevin Tang
Chief Executive Officer and Chair of the Board (Principal Executive Officer)

August 5, 2026	By:	/s/ Michael Hearne
Michael Hearne
Chief Financial Officer (Principal Financial and Accounting Officer)