Form 10-Q
period 2026-09-30
Aurinia Pharmaceuticals Inc.
filed 2026-10-30
CIK 1600620

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_____________________________________________
FORM 10-Q
_____________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
As of October 29, 2026, the registrant had 133,998,660 common shares, no par value, outstanding.
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of exchange on which registered
Common shares, no par value	AUPH	The Nasdaq Global Market LLC

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements.
AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash, cash equivalents and restricted cash	$46,145	$80,213
Short-term investments	440,735	317,784
Accounts receivable, net	47,414	41,454
Inventory	43,728	45,690
Prepaid expenses and deposits	5,915	5,746
Other current assets	3,949	1,080
Total current assets	587,886	491,967
Deferred tax assets, net	170,652	176,194
Finance right-of-use lease assets	60,795	73,865
Intangible assets, net	3,169	3,761
Property and equipment, net	1,737	2,111
Operating right-of-use lease assets	1,372	3,596
Other noncurrent assets	93	93
Total assets	$825,704	$751,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
Accounts payable	$3,014	$3,313
Accrued expenses	63,299	66,621
Finance lease liabilities, current portion	16,150	16,523
Deferred revenue	10,413	3,720
Operating lease liabilities, current portion	1,808	1,067
Other current liabilities	1,321	2,480
Total current liabilities	96,005	93,724
Finance lease liabilities, less current portion	39,028	52,322
Deferred tax benefits	23,128	—
Deferred revenue, less current portion	7,157	12,648
Operating lease liabilities, less current portion	1,677	4,900
Other noncurrent liabilities	1,190	6,662
Total liabilities	168,185	170,256
Commitments and contingencies (Note 5)
Shareholders' equity
Common shares — no par value, Unlimited shares authorized, 133,995 and 132,323 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	1,127,503	1,120,035
Additional paid-in capital	77,044	111,263
Accumulated other comprehensive loss	(1,132)	(599)
Accumulated deficit	(545,896)	(649,368)
Total shareholders' equity	657,519	581,331
Total liabilities and shareholders' equity	$825,704	$751,587
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Revenue
Net product sales	$79,418	$70,627	$232,393	$197,172
License, collaboration and royalty revenue	4,281	2,841	12,231	8,769
Total revenue	83,699	73,468	244,624	205,941
Operating expenses
Cost of revenue	8,306	8,177	21,366	23,866
Selling, general and administrative	24,684	26,182	70,221	72,539
Research and development	16,613	8,435	37,133	21,610
Restructuring	—	—	—	1,647
Other (income) expense, net	(1,267)	929	(7,222)	14,604
Total operating expenses	48,336	43,723	121,498	134,266
Income from operations	35,363	29,745	123,126	71,675
Interest income	4,219	3,316	11,127	10,075
Interest expense	(867)	(1,099)	(2,827)	(3,283)
Net income before income taxes	38,715	31,962	131,426	78,467
Income tax expense	7,012	411	27,954	2,059
Net income	$31,703	$31,551	$103,472	$76,408
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities	(155)	156	(533)	(102)
Comprehensive income	$31,548	$31,707	$102,939	$76,306

Earnings per share
Basic	$0.24	$0.24	$0.78	$0.57
Diluted	$0.23	$0.23	$0.76	$0.55

Shares used in computing earnings per share
Basic	133,434	131,808	131,967	135,163
Diluted	135,173	136,008	135,346	138,959
See accompanying notes.

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2025	132,323	$1,120,035	$111,263	$(599)	$(649,368)	$581,331
Purchases of common shares under Share Repurchase Plan	(2,522)	(36,819)	—	—	—	(36,819)
Issuance of common shares for equity awards	1,713	14,138	(13,528)	—	—	610
Tax withholding related to net settlement of equity awards	(743)	(10,704)	—	—	—	(10,704)
Share-based compensation	—	—	(866)	—	—	(866)
Unrealized loss on available-for-sale securities, net	—	—	—	(281)	—	(281)
Net income	—	—	—	—	34,355	34,355
Balance at March 31, 2026	130,771	$1,086,650	$96,869	$(880)	$(615,013)	$567,626
Purchases of common shares under Share Repurchase Plan	(2,452)	(38,112)	—	—	—	(38,112)
Issuance of common shares for equity awards	4,536	68,163	(23,318)	—	—	44,845
Issuance of common shares under ESPP	53	561	(198)	—	—	363
Tax withholding related to net settlement of equity awards	(1)	(14)	—	—	—	(14)
Share-based compensation	—	—	2,839	—	—	2,839
Unrealized loss on available-for-sale securities, net	—	—	—	(97)	—	(97)
Net income	—	—	—		37,414	37,414
Balance at June 30, 2026	132,907	$1,117,248	$76,192	$(977)	$(577,599)	$614,864
Issuance of common shares for equity awards	1,088	10,255	(5,272)			4,983
Share-based compensation			6,124	—		6,124
Unrealized loss on available-sale-securities				(155)		(155)
Net income					31,703	31,703
Balance at September 30, 2026	133,995	$1,127,503	$77,044	$(1,132)	$(545,896)	$657,519

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Unaudited)
(in thousands)

	Common Shares
	Shares	Amount	Additional paid-in capital	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Shareholders' Equity
Balance at December 31, 2024	140,883	$1,187,696	$126,999	$(647)	$(936,570)	$377,478
Purchases of common shares under Share Repurchase Plan	(5,807)	(47,400)	—	—	—	(47,400)
Issuance of common shares for equity awards	2,671	22,966	(22,611)	—	—	355
Share-based compensation	—	—	(3,409)	—	—	(3,409)
Unrealized loss on available-for-sale securities	—	—	—	(178)	—	(178)
Net income	—	—	—	—	23,344	23,344
Balance at March 31, 2025	137,747	$1,163,262	$100,979	$(825)	$(913,226)	$350,190
Purchases of common shares under Share Repurchase Plan	(5,352)	(43,362)	—	—	—	(43,362)
Issuance of common shares for equity awards	190	2,062	(863)	—	—	1,199
Issuance of common shares under ESPP	83	620	(219)	—	—	401
Share-based compensation	—	—	5,440	—	—	5,440
Unrealized loss on available-for-sale securities	—	—	—	(80)	—	(80)
Net income	—	—	—	—	21,513	21,513
Balance at June 30, 2025	132,668	$1,122,582	$105,337	$(905)	$(891,713)	$335,301
Purchases of common shares under Share Repurchase Plan	(1,090)	(8,785)	—	—	—	(8,785)
Issuance of common shares for equity awards	263	3,000	(1,371)	—	—	1,629
Share-based compensation	—	—	5,919	—	—	5,919
Unrealized gain on available-for-sale securities	—	—	—	156	—	156
Net income	—	—	—	—	31,551	31,551
Balance at September 30, 2025	131,841	$1,116,797	$109,885	$(749)	$(860,162)	$365,771

AURINIA PHARMACEUTICALS INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$103,472	$76,408
Adjustments to reconcile net income to cash flows from operating activities:
Deferred income tax	28,670	—
Share-based compensation	8,097	7,950
Amortization and depreciation	14,491	14,585
Foreign exchange (gain) loss on revaluation of Monoplant finance lease liability	(2,605)	9,318
Net amortization of premiums and discounts on investments	(6,141)	(7,844)
Other, net	(1,498)	4,852
Net changes in operating assets and liabilities:
Accounts receivable, net	(5,960)	5,816
Inventory	1,962	(5,565)
Prepaid expenses and other current assets	(2,983)	940
Other noncurrent operating assets	—	730
Accounts payable	(2,172)	(2,973)
Accrued expenses and other liabilities	(4,372)	(17,777)
Deferred revenue	1,202	4,150
Operating lease liabilities	(670)	(600)
Cash flows from operating activities	131,493	89,990
Cash flows from investing activities:
Proceeds from the sale and maturities of investments	297,650	348,785
Purchases of investments	(415,164)	(344,618)
Net cash and cash equivalents acquired in acquisition of Kezar	5,212	—
Purchases of property, equipment and intangible assets	(63)	(180)
Cash flows from investing activities	(112,365)	3,987
Cash flows from financing activities:
Purchase of common shares under Share Repurchase Plan	(74,880)	(98,156)
Payments of principal portion of Monoplant finance lease liability	(10,902)	(9,649)
Proceeds from issuance of common shares for equity awards	69,559	12,583
Payment of Net Cash Excess CVR to legacy Kezar shareholders	(3,696)	—
Proceeds from issuance of common shares under ESPP	363	401
Tax withholding payments related to net settlements of equity awards	(33,640)	(9,400)
Cash flows from financing activities	(53,196)	(104,221)
Net decrease in cash, cash equivalents and restricted cash	(34,068)	(10,244)
Cash, cash equivalents and restricted cash, beginning of the period	80,213	83,433
Cash, cash equivalents and restricted cash, end of the period	$46,145	$73,189

Reconciliation of cash, cash equivalents and restricted cash to the condensed consolidated balance sheets:
Cash and cash equivalents	$45,792	$72,889
Restricted cash	353	300
Total cash, cash equivalents and restricted cash	$46,145	$73,189

Supplemental cash flow information:
Cash paid for taxes	$2,356	$3,092
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
The accompanying condensed consolidated financial statements include the accounts of Aurinia Pharmaceuticals Inc. and its wholly owned subsidiaries, including Kezar Life Sciences, Inc.’s financial results subsequent to the acquisition closing date of May 11, 2026. All intercompany balances and transactions have been eliminated in consolidation. The results of operations for the three and nine months ended September 30, 2026 are not necessarily indicative of the results to be expected for the full year or any other future periods.
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

Under ASC 740, any purchase of future tax benefits from a third party is recorded as a deferred credit and does not result in immediate income statement recognition. The deferred credit is not classified as part of deferred tax liabilities or as an offset to deferred tax assets. Therefore, on the acquisition date, the Company recorded $23.1 million of deferred tax assets in noncurrent assets and $23.1 million of deferred tax benefits in noncurrent liabilities on the condensed consolidated balance sheet. The deferred tax benefits are recognized when the Company has future U.S. taxable income and reduce income tax expense.
Cash payments related to acquisitions made within three months of the acquisition date are recorded in cash flows from investing activities. Cash payments made thereafter are recorded in cash flows from financing activities.
Accounting Pronouncements Recently Adopted
In September 2025, the FASB issued ASU 2025-07, Derivatives Scope Refinements and Scope Clarification for Share-Based Noncash Consideration from a Customer in a Revenue Contract (“ASU 2025-07”). ASU 2025-07 expands the scope exception in ASC Topic 815 for certain contracts not traded on an exchange whose settlement is based on the operations or activities of one of the parties to the contract. ASU 2025-07 also clarifies ASC Topic 606 for share-based payments received from a customer in a revenue contract. The Company elected to early adopt ASU 2025-07 on a prospective basis during the three months ended June 30, 2026. The new scope exception in ASC Topic 815 was applied to the evaluation of contingent payments related to the acquisition of Kezar. See Note 7 for the effect on the condensed consolidated financial statements. The new accounting standard related to share-based payments received from a customer in a revenue contract had no impact on the Company's condensed consolidated financial statements.
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
For the three months ended September 30, 2026, there were 1.7 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 1.0 million stock options; (ii) 0.4 million PSUs; and (iii) 0.3 million RSUs. For the nine months ended September 30, 2026, there were 3.4 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 2.0 million stock options; (ii) 0.7 million PSUs; and (iii) 0.7 million RSUs. For each of the three and nine months ended September 30, 2026, there were 2.6 million of potential common shares that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.
For the three months ended September 30, 2025, there were 4.2 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 1.0 million stock options; (ii) 0.6 million PSUs; and (iii) 2.6 million RSUs. For the nine months ended September 30, 2025, there were 3.8 million potential dilutive common shares that were included in the calculation of diluted earnings per share, which consists of: (i) 0.7 million stock options; (ii) 0.6 million PSUs; and (iii) 2.5 million RSUs. For the three and nine months ended September 30, 2025, there were 6.7 million and 7.1 million of potential common shares, respectively, that were excluded from the calculation of diluted earnings per share because their effect was anti-dilutive.

4.    Balance Sheet Details
Fair Value Measurement
The following table summarizes the financial assets measured at fair value on a recurring basis (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$46,145	$—	$—	$46,145
U.S. treasury bills	—	315,799	—	315,799
U.S. treasury bonds	—	121,712	—	121,712
Commercial paper	—	3,224	—	3,224
Total	$46,145	$440,735	$—	$486,880

	December 31, 2025
	Level 1	Level 2	Level 3	Total
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	—	255,034	—	255,034
U.S. treasury bonds	—	61,654	—	61,654
Commercial paper	—	1,096	—	1,096
Total	$80,213	$317,784	$—	$397,997
The fair value of the Company’s investments classified within Level 2 is based upon observable inputs that may include benchmark yield curves, reported trades, issuer spreads, benchmark securities and reference data including market research publications.
The carrying amount and related unrealized gains (losses) by type of investment consisted of the following (in thousands):

	September 30, 2026
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$46,145	$—	$—	$46,145
U.S. treasury bills	315,989	—	(190)	315,799
U.S. treasury bonds	122,021	—	(309)	121,712
Commercial paper	3,224	—	—	3,224
Total cash, cash equivalents, restricted cash and short-term investments	$487,379	$—	$(499)	$486,880

	December 31, 2025
	Amortized Cost	Unrealized Gains	Unrealized Losses	Estimated Fair Value
Cash, cash equivalents and restricted cash	$80,213	$—	$—	$80,213
U.S. treasury bills	254,875	159	—	255,034
U.S. treasury bonds	61,608	46	—	61,654
Commercial paper	1,096	—	—	1,096
Total cash, cash equivalents, restricted cash and short-term investments	$397,792	$205	$—	$397,997
As of September 30, 2026 and December 31, 2025, accrued interest receivable from investments was $1.2 million and $0.7 million, respectively, which was included in other current assets on the condensed consolidated balance sheets. As of September 30, 2026, short-term investments mature at various dates through September 2027. As of September 30, 2026 and December 31, 2025, no allowance for credit losses was recorded.

Inventory
Inventory consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Raw materials	$658	$658
Work in process	41,725	44,653
Finished goods	1,345	379
Total inventory	$43,728	$45,690
Intangible Assets, Net
Intangible assets, net consisted of the following (in thousands):

	September 30, 2026
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(12,931)	$2,195
Patents	2,423	(1,449)	974
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,422	$(17,253)	$3,169

	December 31, 2025
	Gross Carrying Value	Accumulated Amortization	Net Carrying Amount
Acquired intellectual property and reacquired right	$15,126	$(12,334)	$2,792
Patents	2,380	(1,411)	969
Internal-use software implementation costs	2,873	(2,873)	—
Total intangible assets, net	$20,379	$(16,618)	$3,761
Property and Equipment, Net
Property and equipment, net consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Leasehold improvements	$3,243	$3,243
Furniture	1,155	1,155
Office equipment	631	631
Computer equipment	235	235
Total gross property and equipment	5,264	5,264
Less accumulated depreciation	(3,527)	(3,153)
Property and equipment, net	$1,737	$2,111
Accrued Expenses
Accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accrued sales rebates and fees	$37,301	$30,832
Accrued payroll and related expenses	10,943	18,869
Accrued research and development expenses	5,559	6,127
Accrued sales and marketing expenses	1,989	1,648
Accrued corporate and excise taxes	1,031	2,010
Accrued other expenses	6,476	7,135
Total accrued expenses	$63,299	$66,621

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
The Monoplant arrangement was determined to be an embedded lease and is accounted for as a finance lease under ASC 842. The lease term is based on the non-cancellable period for which a lessee has the right to use an underlying asset (the “Monoplant Lease”). The Company determined that the Monoplant Lease commencement occurred at the point when the FDA manufacturing validation process began, which occurred on June 26, 2023. At lease inception, the Company recorded a finance right-of-use (“ROU”) lease asset and a corresponding lease liability. As of September 30, 2026, the Monoplant Lease finance ROU lease asset and corresponding lease liability balance were $60.8 million and $55.2 million, respectively.
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
Future minimum lease payments, excluding Lease Operating Costs, as of September 30, 2026 consisted of the following (in thousands):

	Finance Lease Payments	Operating Lease Payments
Remainder of 2026	$4,349	$296
2027	17,395	2,587
2028	17,395	824
2029	17,395	10
2030	4,349	—
Total lease payments	60,883	3,717
Less: imputed interest	(5,705)	(232)
Total	$55,178	$3,485
For each of the three months ended September 30, 2026 and 2025, finance lease expense related to the amortization of finance ROU lease assets was $4.4 million. For each of the nine months ended September 30, 2026 and 2025, finance lease expense related to the amortization of finance ROU lease assets was $13.1 million. For the three months ended September 30, 2026 and 2025, interest expense on finance lease liabilities was $0.9 million and $1.1 million, respectively. For the nine months ended September 30, 2026 and 2025, interest expense on finance lease liabilities was $2.8 million and $3.3 million, respectively.

For the nine months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from financing activities was $10.9 million and $9.6 million, respectively. For the nine months ended September 30, 2026 and 2025, cash paid for amounts included in the measurement of finance lease liabilities classified in cash flows from operating activities was $3.0 million and $3.4 million, respectively.
Manufacturing Commitments
The Company’s manufacturing commitments have not changed in any material manner from those previously described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025.
Contingencies
From time to time, the Company may become subject to claims and litigation arising in the ordinary course of business. There are no material developments to report in respect of the legal proceedings described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, other than as described below.
On August 17, 2026, the Company entered into a settlement agreement with Teva Pharmaceuticals Inc. (“Teva”) to resolve patent infringement litigation relating to Teva’s filing of an Abbreviated New Drug Application seeking to market its generic 7.9 mg voclosporin oral capsules in the United States.
Under the terms of the settlement, Teva has stipulated that Aurinia’s U.S. Patent Nos. 10,286,036 and 11,622,991 (which expire in December 2037) are enforceable, valid, and would be infringed by commercial sales within the United States of its generic voclosporin product. The settlement further provides that Teva may launch its generic voclosporin product no earlier than December 7, 2036, unless certain defined contingencies occur earlier. Teva’s ability to market its generic voclosporin product in the United States will also be contingent on Teva obtaining approval from the United States Food and Drug Administration.
Aurinia’s related patent infringement actions continue against each of DifGen Pharmaceuticals LLC, Dr. Reddy's Laboratories, Inc. and its affiliate, Galenicum Health S.L.U., Hikma Pharmaceuticals USA Inc., Lotus Pharmaceutical Co. Ltd. and its affiliate, Sandoz Inc., and Zydus Pharmaceuticals (USA) Inc. and its affiliate, in the United States District Court for the District of New Jersey.
6.License and Collaboration Agreements
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
In August 2022, the Company entered into a commercial supply agreement with Otsuka to: (i) supply LUPKYNIS inventory to Otsuka at cost plus a margin; and (ii) provide manufacturing and other services, including sharing the capacity of the Monoplant. For the three months ended September 30, 2026 and 2025, the Company recognized $4.3 million and $2.8 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant. For the nine months ended September 30, 2026 and 2025, the Company recognized $12.2 million and $8.8 million, respectively, of collaboration revenue from manufacturing and other services, which includes sharing capacity of the Monoplant.
7.Acquisition
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
The Company concluded that the CVRs are contingent liabilities under the scope of ASC Topic 450 and will be recognized when the amounts are probable and estimable. As of May 11, 2026, the Company recorded a CVR liability of $3.7 million related to the Net Cash Excess within other current liabilities in the condensed consolidated balance sheet. The CVR liability was subsequently paid during the three months ended September 30, 2026.

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
For the three months ended September 30, 2026 and 2025, the Company repurchased nil and 1.1 million of its common shares for nil and $8.8 million, respectively. For the nine months ended September 30, 2026 and 2025, the Company repurchased 5.0 million and 12.2 million of its common shares for $74.9 million and $99.5 million, respectively. The cost of repurchased shares is recorded as a reduction in common shares. Under Alberta law, the common shares were cancelled and not reissued.
Purchases under the Share Repurchase Plan, which to date have totaled 23.3 million of the Company’s common shares for $213.4 million, began on February 21, 2024.

9.Equity Incentive Plans
Stock Options
The activity related to stock options during the nine months ended September 30, 2026 consisted of the following:

	September 30, 2026
	Number of shares (in thousands)	Weighted-Average Exercise Price
Outstanding at December 31, 2025	8,992	$9.94
Granted	3,181	14.67
Exercised	(5,276)	9.54
Forfeited	(1,874)	11.50
Outstanding at September 30, 2026	5,023	$12.78
The following weighted-average assumptions were used to estimate the fair value of the options granted during the nine months ended September 30, 2026 and 2025:

	Nine Months Ended September 30,
	2026	2025
Expected volatility	68%	78%
Risk-free interest rate	3.85%	3.99%
Expected term (in years)	5.0	5.0
Expected dividend yield	0.0%	0.0%
Fair value per common share option	$8.77	$5.03
Performance Stock Units and Restricted Stock Units
During the nine months ended September 30, 2026 and 2025, the Company granted PSUs that vest in 4 tranches upon the Company’s common shares achieving four progressively higher target prices, and each tranche is further subject to a one year service period following target price achievement. During the nine months ended September 30, 2026, the Company also granted PSUs that vest in 2 tranches at the 3- and 5-year anniversary date of the grant upon the Company’s common shares achieving specified target prices that represent significant increases from the share price on the date of grant before the respective vesting date. The Company estimated the fair value of each PSU with a market and service condition on the date of grant by using a Monte Carlo simulation (lattice model).
Beginning in 2026, RSUs are no longer being granted. RSUs granted prior to 2026 vest in 3 equal annual installments on the first, second and third anniversary of the grant date. The fair value of RSUs is based on the market price of the Company’s common shares on the date prior to the grant.
The activity related to PSUs and RSUs for the nine months ended September 30, 2026 consisted of the following:

	September 30, 2026
	Number of shares (in thousands)	Weighted-average fair value $
Unvested balance, December 31, 2025	4,021	$7.27
Granted	4,548	9.92
Vested	(2,061)	7.75
Forfeited	(2,232)	8.08
Unvested balance, September 30, 2026	4,276	$9.42

Share-based Compensation Expense
The classification of share-based compensation expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Research and development	$2,470	$327	$3,891	$755
Selling, general and administrative	3,380	5,387	3,411	6,751
Capitalized in inventory	274	205	795	444
Share-based compensation expense	$6,124	$5,919	$8,097	$7,950
As of September 30, 2026, total unrecognized share-based compensation expense related to unvested stock options, PSUs, RSUs and ESPP was $31.9 million, which is expected to be recognized over a weighted-average period of 2.1 years.
10.Income Taxes
For the three and nine months ended September 30, 2026, the Company recognized an income tax expense of $7.0 million and $28.0 million, respectively, compared to $0.4 million and $2.1 million, respectively, for the same periods of 2025. For the three and nine months ended September 30, 2026, the Company’s effective income tax rate was 18.1% and 21.3%, respectively, compared to 1.3% and 2.6% respectively, for the same periods of 2025. The increase in the Company’s income tax expense and effective tax rate in 2026 is primarily the result of the Company’s ability to utilize unrecognized deferred tax assets in 2025. Prior to December 31, 2025, the Company maintained a full valuation allowance against its deferred tax assets. However, during the three months ended December 31, 2025, the Company released its remaining valuation allowance and recognized the full remaining benefit of the Company’s deferred tax assets. Thus, for the three and nine months ended September 30, 2026, there are no available unrecognized deferred tax assets to offset income tax expense. For the three and nine months ended September 30, 2026, the Company’s effective tax rate is comparable to the statutory rate. The deferred tax benefits resulting from the acquisition of Kezar will be recognized when the Company has future U.S. taxable income and will reduce income tax expense (see Note 7).

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
Recent Development Progress
LUPKYNIS
Aurinia has recently initiated PRESERVE, a Phase 4, multicenter study investigating the combination of LUPKYNIS and belimumab, obinutuzumab or anifrolumab in patients with lupus nephritis. Belimumab is a B cell-activating factor (BAFF) inhibitor indicated for the treatment of both systemic lupus erythematosus (SLE) and lupus nephritis. Obinutuzumab is a CD20-directed cytolytic antibody indicated for the treatment of lupus nephritis. Anifrolumab is a type 1 interferon receptor antagonist indicated for the treatment of SLE. PRESERVE will investigate whether the multi-target approach of combining LUPKYNIS with these biologic agents improves outcomes in patients with lupus nephritis. Planned enrollment is approximately 150 patients across approximately 50 sites in the U.S. The Study’s primary endpoint is the proportion of patients achieving complete renal response (CRR) at 6 months.
Aritinercept
Aritinercept is a dual inhibitor of B cell-activating factor (BAFF) and a proliferation-inducing ligand (APRIL) for the potential treatment of autoimmune diseases. Aurinia has now initiated clinical development of aritinercept in four potential indications.

Net Product Sales
For the three and nine months ended September 30, 2026, net product sales of LUPKYNIS were $79.4 million and $232.4 million, up 12% and 18%, respectively, from $70.6 million and $197.2 million, respectively, in the same periods of 2025.
Cash Flows from Operating Activities
For the nine months ended September 30, 2026, cash flows from operating activities were $131.5 million, up 46% from $90.0 million in the same period of 2025.
Cash Position
As of September 30, 2026, Aurinia had cash, cash equivalents, restricted cash and investments of $486.9 million, compared to $398.0 million at December 31, 2025. For the nine months ended September 30, 2026, cash outflows from financing activities were $53.2 million, which primarily included the repurchase of 5.0 million of the Company’s common shares for $74.9 million partially offset by proceeds from issuance of common shares for equity awards, net of tax withholding payments, of $35.9 million.
Results of Operations
Comparison of the Three and Nine Months ended September 30, 2026 and 2025
The following table sets forth our results of operations for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Revenue
Net product sales	$79,418	$70,627	$8,791	$232,393	$197,172	$35,221
License, collaboration and royalty revenue	4,281	2,841	1,440	12,231	8,769	3,462
Total revenue	83,699	73,468	10,231	244,624	205,941	38,683
Operating expenses
Cost of revenue	8,306	8,177	129	21,366	23,866	(2,500)
Selling, general and administrative	24,684	26,182	(1,498)	70,221	72,539	(2,318)
Research and development	16,613	8,435	8,178	37,133	21,610	15,523
Restructuring	—	—	—	—	1,647	(1,647)
Other (income) expense, net	(1,267)	929	(2,196)	(7,222)	14,604	(21,826)
Total operating expenses	48,336	43,723	4,613	121,498	134,266	(12,768)
Income from operations	35,363	29,745	5,618	123,126	71,675	51,451
Interest income	4,219	3,316	903	11,127	10,075	1,052
Interest expense	(867)	(1,099)	232	(2,827)	(3,283)	456
Net income before income taxes	38,715	31,962	6,753	131,426	78,467	52,959
Income tax expense	7,012	411	6,601	27,954	2,059	25,895
Net income	$31,703	$31,551	$152	$103,472	$76,408	$27,064
Net Product Sales
Aurinia sells LUPKYNIS to two specialty pharmacies and a specialty distributor in the United States (the “U.S.”), and Aurinia sells LUPKYNIS inventory to its collaboration partner, Otsuka Pharmaceutical Co., Ltd. (“Otsuka”), for the European and Japanese market. The two specialty pharmacies, specialty distributor and Otsuka are considered our customers for accounting purposes.
For the three and nine months ended September 30, 2026, net product sales of LUPKYNIS were $79.4 million and $232.4 million, up 12% and 18%, respectively, from $70.6 million and $197.2 million, respectively, for the same periods in 2025. The increase is primarily due to an increase in the number of LUPKYNIS cartons sold to specialty pharmacies, driven by further lupus nephritis market penetration.

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
For the three and nine months ended September 30, 2026, license, collaboration and royalty revenue was $4.3 million and $12.2 million, up 54% and 39%, respectively, from $2.8 million and $8.8 million, respectively, for the same periods in 2025. The increase is primarily due to manufacturing services provided to Otsuka for sharing the capacity of the Monoplant.
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
For the three and nine months ended September 30, 2026, cost of revenue was $8.3 million and $21.4 million, respectively, up 1% and down 10%, respectively, from $8.2 million and $23.9 million, respectively, for the same periods in 2025. The decrease for the nine months ended September 30, 2026 is primarily due to lower sales of LUPKYNIS inventory to Otsuka, which has a lower gross margin.
For the three and nine months ended September 30, 2026, gross margin was 90% and 91%, respectively, compared to 89% and 88%, respectively, for the same periods in 2025.
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

The following table summarizes our SG&A expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Personnel expense:
Salaries, incentive pay and benefits	$8,630	$10,449	$(1,819)	$32,524	$32,593	$(69)
Share-based compensation	3,380	5,387	(2,007)	3,411	6,751	(3,340)
Total personnel expense	12,010	15,836	(3,826)	35,935	39,344	(3,409)
Non-personnel expense:
Professional fees and services	8,517	6,445	2,072	21,211	19,587	1,624
Travel, sponsorship and trade shows	1,203	1,012	191	4,164	3,729	435
Marketing and advertising	787	605	182	1,649	2,423	(774)
Other	2,167	2,284	(117)	7,262	7,456	(194)
Total non-personnel expense	12,674	10,346	2,328	34,286	33,195	1,091
Total SG&A expense	$24,684	$26,182	$(1,498)	$70,221	$72,539	$(2,318)
For the three months ended September 30, 2026, the decrease in SG&A personnel expense was primarily due to a lower weighted-average cost per full-time equivalent employee. For the three months ended September 30, 2026, the increase in SG&A non-personnel expense was primarily due to an increase in professional fees and services.
For the nine months ended September 30, 2026, the decrease in SG&A personnel expense was primarily due to the reversal of non-cash share-based compensation expense resulting from forfeited, unvested equity awards for terminated employees. For the nine months ended September 30, 2026, the increase in SG&A non-personnel expense was primarily due to an increase in professional fees and services, partially offset by a decrease to marketing and advertising costs.
We continue to expect our SG&A expense to remain substantially consistent.
Research and Development Expense
Research and development (“R&D”) expense consists of personnel and non-personnel expenses. Personnel-related expense includes salaries, incentive pay, benefits and share-based compensation for personnel engaged in research and development functions. Non-personnel-related expense includes contract research organizations, contract manufacturing organizations and materials used for R&D activities, including development, clinical trials, clinical supply, and other professional services.
The following table summarizes our R&D expense for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2026	2025	Change	2026	2025	Change
Personnel expense:
Salaries, incentive pay and benefits	$3,909	$2,630	$1,279	$11,771	$5,314	$6,457
Share-based compensation	2,470	327	2,143	3,891	755	3,136
Total personnel expense	6,379	2,957	3,422	15,662	6,069	9,593
Non-personnel expense:
Clinical manufacturing and supply	4,540	2,267	2,273	11,594	7,277	4,317
Other research and development	5,694	3,211	2,483	9,877	8,264	1,613
Total non-personnel expense	10,234	5,478	4,756	21,471	15,541	5,930
Total R&D expense	$16,613	$8,435	$8,178	$37,133	$21,610	$15,523
For the three and nine months ended September 30, 2026, the increase in total R&D expense was primarily due to an increase in: (i) the number of employees dedicated to R&D activities; (ii) clinical manufacturing and supply; and (iii) other research and development expenses as the Company advances its development programs.

We expect our R&D expense to increase as we progress our development activities.
Other (Income) Expense, Net
For the three and nine months ended September 30, 2026, other (income) expense, net was $(1.3) million and $(7.2) million, respectively, compared to $0.9 million and $14.6 million, respectively, for the same periods in 2025. The change is primarily due to: (i) favorable changes in the foreign exchange remeasurement of the finance lease liability recognized in connection with the Monoplant, which is denominated in Swiss Francs; and (ii) the reduction in other liabilities from the one-time payment to fully settle all future obligations under one arrangement.
Income Tax Expense
For the three and nine months ended September 30, 2026, income tax expense was $7.0 million and $28.0 million, respectively, compared to $0.4 million and $2.1 million, respectively, for the same periods in 2025. The increase in the Company’s income tax expense in 2026 over the same periods in 2025 is primarily the result of the Company’s ability to utilize unrecognized deferred tax assets in 2025 to reduce the income tax expense. All unrecognized deferred tax assets were recognized in the three months ended December 31, 2025 and were not available to offset income tax expense for the three and nine months ended September 30, 2026.
Liquidity and Capital Resources
As of September 30, 2026, Aurinia had cash, cash equivalents, restricted cash and investments of $486.9 million, compared to $398.0 million at December 31, 2025. For the nine months ended September 30, 2026, cash flows from operating activities were $131.5 million, up 46% from $90.0 million in the same period of 2025. For the nine months ended September 30, 2026, cash outflows from financing activities were $53.2 million, which primarily included the repurchase of 5.0 million of the Company’s common shares for $74.9 million partially offset by proceeds from issuance of common shares for equity awards, net of tax withholding payments, of $35.9 million.
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

Item 4. Controls and Procedures.
Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of September 30, 2026, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required by this Item is incorporated herein by reference to the Notes to the Unaudited Condensed Consolidated Financial Statements, Note 5 Commitments and Contingencies in Part I, Item 1, of this Quarterly Report on Form 10-Q. Those discussions should be read in conjunction with Part IV Note 5, Commitments and Contingencies, to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

AURINIA PHARMACEUTICALS INC.

October 29, 2026	By:	/s/ Kevin Tang
Kevin Tang
Chief Executive Officer and Chair of the Board (Principal Executive Officer)

October 29, 2026	By:	/s/ Michael Hearne
Michael Hearne
Chief Financial Officer (Principal Financial and Accounting Officer)